Form 10KSB
period 1999-12-31
CELEXX CORP
filed 2000-04-24
CIK 1096085

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-KSB

(Mark One)

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1999

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

     For the transition period from ______________ to ______________

                                         Commission file number 000-30468

                             CELEXX CORPORATION

        (Exact name of small business issuer as specified in its charter)

            Nevada                                                    65-0728991
     (State or other jurisdiction of                            (I.R.S. Employer
     incorporation or organization)                          Identification No.)


                          7251 West Palmetto Park Road,
                                    Suite 208
                               Boca Raton, Florida
                    (Address of principal executive offices)

                                  561-395-1920
                           (Issuer's telephone number)

    Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, $.001 Par Value

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_  No ___

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR: $ 680,989

     The aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2000 was approximately $26,217,000 (based on the last sale price as reported on the Over-The-Counter Bulletin Board).

     The number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2000: Common Stock, $.001 Par Value - 12,912,613 shares

        DOCUMENTS INCORPORATED BY REFERENCE :

(1)      Form 10SB12G/A filed on February 11, 2000.

    Transitional Small Business Disclosure Format (check one): Yes ___ No _X_

                              Index to Form 10-KSB

                               CELEXX CORPORATION

                                     Part I

Item 1.   Description of Business............................................. 3
Item 2.   Description of Property............................................ 11
Item 3.   Legal Proceedings.................................................. 11
Item 4.   Submission of Matters to a Vote of Security Holders................ 11



                                     Part II

Item 5.   Market for Common Equity and Related Stockholder Matters........... 12
Item 6.   Management's Discussion and Analysis or plan
          of Operations...................................................... 12
Item 7.   Financial Statements............................................F1-F14
Item 8.   Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure........................................... 16

                                    Part III

Item 9.   Directors, Executive Officers, Promoters and Control Persons,
          Compliance With Section 16(a) of the Exchange Act.................. 17

Item 10.  Executive Compensation............................................. 19
Item 11.  Security Ownership of Certain Beneficial Owners and
          Management......................................................... 23
Item 12.  Certain Relationships and Related Transactions..................... 23

                                     Part IV

Item 13.  Exhibits and Reports on Form 8-K................................... 24

                                     Part I

Item 1. Description of Business

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON MANAGEMENT'S CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS, BELIEFS AND ASSUMPTIONS. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE THOSE DISCUSSED BELOW UNDER "BUSINESS - RISK FACTORS" ON PAGES 10 THROUGH 13 AND ELSEWHERE IN THIS FORM 10-KSB. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. HOWEVER, READERS SHOULD CAREFULLY REVIEW THE FACTORS DISCUSSED IN OTHER REPORTS OR DOCUMENTS THAT THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, PARTICULARLY THE QUARTERLY REPORTS ON FORM 10-QSB AND ANY CURRENT REPORTS ON FORM 8-K.

OVERVIEW

     CeleXx Corporation ("CeleXx", the "Company" or "we") was organized under the laws of the State of Nevada on February 19, 1997, under the name, "Spectrum Ventures, Inc." In February 1999, the Company merged with Cobra Technologies International, Inc., a Delaware corporation with the Company surviving. The name of the surviving corporation was changed to Cobra Technologies, Inc. and in August 1999 and November 1999 was further changed to CobraTec, Inc. and CeleXx Corporation, respectively.

     On February 18, 1999, the shareholders of Spectrum Ventures, Inc. voted to acquire all of the outstanding common stock of Cobra Technologies International, Inc., a newly-formed Delaware corporation ("Cobra International"), pursuant to an Agreement and Plan of Reorganization in exchange for 4,500,000 of the Company's stock.

     Effective May 25, 1999, the Company acquired all of the outstanding common stock of Pinnacle East, Inc. a South Carolina corporation ("Pinneast"), pursuant to an Agreement and Plan of Reorganization for a value of $900,000. Payment consisted of 500,000 shares of CeleXx common stock and $100,000 in cash. Payment of the cash portion was deferred for one year. Stephen Lounsberry and Mitchell
N. Smith, President and Vice President of Pinneast, respectively, also owning 100% of the outstanding capital stock of Pinneast, received 275,000 and 225,000 common shares of CeleXx, respectively.

     CeleXx Corporation has a short operating history, and since its inception has generated losses from operations on a consolidated basis amounting to $2,222,518. At present, the only material business that has been successfully combined with the Company is Pinneast.com, Inc. While the Company intends to acquire existing businesses in accordance with its business plan, there can be no assurances that the Company will be successful in its acquisition plans or in securing financing to acquire such operating companies.

     To date, the Company has not earned a profit and can give no assurances if and when it will turn a profit. Similarly, because of its limited operating history and accumulated losses, the Company's ability to attract desirable businesses for acquisition will be severely limited. Moreover, there can be no assurance that such acquisition candidates, if found, could be acquired under terms acceptable to the Company. Consequently, failure to complete planned acquisitions will severely limit the Company's ability to grow.

GENERAL

         CeleXx Corporation is positioning itself as an acquirer and consolidator of Information Technology (IT)businesses. In general, these businesses provide services such as engineering design and layout for the installation of network systems, Web site development, computer hardware and software integration, and training and ongoing technical support to client companies. In certain situations, however, computer hardware and software may be sold as part of the overall service solution.

         CeleXx completed its first acquisition in May of 1999 of Pinneast, a six-year-old Columbia, South Carolina based company. Since then, Pinneast's revenues and contracts for future business have increased substantially. We are projecting revenues of approximately $3 million for the year 2000. The basis for these projections is the current backlog of services for which Pinneast holds signed contracts.

         Meanwhile, Pinneast is steadily making inroads into the corporate training market. In December 1999, for example, Pinneast signed an open-ended contract to host Dow Chemical's worldwide computer based training programs. Under the terms of the agreement, Dow can cancel the balance of the agreement at any time if, in the opinion of Dow, Pinneast is in breach of the terms of the agreement and fails to live up to acceptable standards of performance under the agreement. Nevertheless, Pinneast will be required to complete all work-in-progress, without regard to the date of cancellation of the open-ended contract. Furthermore, under the agreement Dow must make a twenty-five percent (25%) non-refundable cash deposit with Pinneast on all purchase orders issued by Dow and accepted by Pinneast. In addition, Pinneast is negotiating to jointly produce books in text and video. If the pilot programs currently being conducted are successful, Pinneast will convert books and educational programs into CDs and Internet deliverable format for the publisher.

         The acquisition of a second company, Computer Marketplace, Inc. (CMI) was completed on April 11, 2000., pursuant to an Agreement and Plan of Reorganization for a value of $ 5,000,000. Payment consisted of 1,400,000 shares of CeleXx common stock, payment of $1,500,000 in cash and a promissory note for $1 million at 6%, payable in equal installments at the first and second anniversaries. David Burke. Sr. and five (5) other key employees retained their positions in CMI pursuant to 3 year employment contracts and received a total of 200,000 common shares of CeleXx . CMI, located in Tewksbury, Massachusetts, is a sixteen-year-old network solution and systems design company, founded in 1983. CMI focuses on providing Fortune 1000 companies, government agencies and educational institutions with networking solutions, systems integration, and computer telephony integration.

         CeleXx operates within the broad market of Information Technology (IT), which has grown in tandem with the worldwide proliferation of computerization over the last two decades and has expanded the rate of growth with the commercialization of the Internet and corporate Intranets over the last five years. Several sources, including International Data Corporation (IDC), concur that the number of online users will grow from about 150 million worldwide now to about 500 million by 2003. This projected growth is expected, in turn, to fuel the demand for new computer products and services and create new market opportunities in this field. IDC is a leading provider of information technology data, industry analysis and strategic and tactical guidance to builders, providers and users of information technology. IDC is based in Framingham, Massachusetts and maintains offices in more than 40 countries around the world.

         With the acquisition of CMI, in addition to its core competencies in networking and telephony, CeleXx will become involved in the delivery of systems that use voice over IP technology. Voice over IP is an emerging technology that allows customers voice transmission over the Internet at a fraction of the cost of current telephone technologies. At the present time, approximately 50% of CMI's revenues are derived from the general area of telephony, that is, the use of computers in telephonic communications. At this time, we are unable to forecast what impact, if any, the predicted growth in this market will have upon CMI or the Company as a whole.

         Finally, through its ownership of Pinneast, CeleXx is operating within the general market of business-to-business e-commerce by building websites and e commerce platforms for clients that facilitate the transfer of goods and services over the Internet. Electronic commerce (or e-commerce, as it is better known) is a relatively new area within general commerce. This area has proliferated with the growing use of the Internet and involves the transfer of goods, services, and funds from one point to another using the Internet. E-commerce is divided into business-to-business and business-to-consumer segments.

         According to IDC, business-to-business e-commerce is one of fastest growing sectors of e-commerce and is expected to exceed $179 billion by 2001. To capitalize on this growth, many businesses are expanding and upgrading their Internet and networking infrastructures. The industry is highly competitive and is characterized by numerous small companies, many offering proprietary products and services. Although there are a few significant players, such as IBM and Cisco, as yet, no clear leader has emerged. Currently, Pinneast holds a negligible market share in this field, and currently has neither the capital nor technical resources to capture meaningful market share. Nevertheless, revenues from this source are growing.

MANAGEMENT AND STRATEGY

         The core management of CeleXx is composed of individuals experienced in finance, accounting, and Information Systems. Members of our management team have been employed by or have been consultants to startup companies and multinational corporations such as IBM, Mc Graw-Hill and Xerox for more than two decades, Our current president and our Chief Financial Officer have both been involved in the financial and business aspects of mergers and acquisitions, as well as with the investigation and business analysis of prospective acquisitions at Xerox and McGraw-Hill and for smaller entrepreneurial firms. The core strategy of the CeleXx management team is to acquire complementary businesses in the information technology industry that add value by increasing market share, revenues, or profits, or by reducing operating costs, or by enhancing the Company's ability to perform in the market place. We must caution, however, that the achievement of these targets is highly dependent upon current management as well as upon the Company's ability to attract new capital. There can be no assurance that the Company will be in a position to attract sufficient capital or that such capital will be available to the Company on favorable and desirable terms. If the Company is unsuccessful in its attempt to raise growth and working capital at rates that are acceptable to the Company, its prospects for growth could be greatly diminished.

         To date, CeleXx has focused on service companies that provide customers with systems and network integration and computer and web based training. Companies in systems engineering, systems design, e-commerce platform development, and network consulting are the most desired potential acquisition candidates for CeleXx. Through the acquisition of CMI, CeleXx is also becoming involved in developing and delivering telecommunications systems such as telephone routers, networked e-mail systems, and remote telephone diagnostic systems. Telecommunications is an area that the Company expects to become even more involved with over the next several years.

        One important criterion for acquisition is the potential synergy of the business to be acquired with those that already exist within the CeleXx structure. CMI and Pinneast, for example, share a number of their larger clients. CMI provides hardware, systems, and services to several of these clients while Pinneast provides training to assure that users understand and take full advantage of the systems that CMI has provided. CeleXx generally looks for companies that will add $5 million to $15 million, or more to revenue; and/or companies that have been profitable on a pretax, pre-interest basis. Acquisition valuations are often based on an EBIT multiple of four (4) to six
(6). In addition, the companies must have at least a three-year history with recently audited financial information and a strong management team. CeleXx requires top management to stay with the company after the acquisition and ties a portion of the final purchase price to future performance. In any event, CeleXx reserves the right to negotiate the purchase price and terms of an acquisition, and may, from time to time, elect to acquire a business with a history of losses if, in the opinion of the management and the board of directors of the Company, such an acquisition might add value to the Company and/or holdings under the CeleXx umbrella.

PINNEAST.COM, INC.

     Pinneast was formed in January 1994 in order to capitalize on the growing demand for computer-based alternatives to instructor lead training. The company provides its customers, mainly Fortune 500 companies, with customized interactive (i.e., can be controlled by the user) multimedia (i.e., combining text, graphics and motion) training design and development services. Toward this end, Pinneast evaluates the specific practices and procedures a client might be using, and then details a plan for developing training programs that address the client's specific requirements. For the most part, these training programs are designed to fill specific needs; for example, to help employees improve performance (productivity); to help employees gain awareness of certain issues, their causes, and cures (e.g., sexual harassment); to help employees avoid common accidents or to comply with certain governmental regulations such as OSHA; to teach new skills (e.g., how to operate a certain machine); or to teach general skills (e.g., computing). Pinneast also develops and produces marketing tools (e.g., promotional material, video demonstrations, etc.) for customers to distribute in the form of CD ROMS or via the Internet.

         Today, Pinneast's clients include a broad base of industrial companies, banks, financial institutions, government agencies and educational institutions. Prominent among its clients are Dow Chemical, for which Pinneast produces and hosts (maintains the site for) world-wide Web-based training programs; The US Army, for which Pinneast develops a wide array of training programs related to the proper use and maintenance of weapons systems; Delta Airlines, for which Pinneast designs and produces safety training programs; and Nations Bank, for which Pinneast develops financial training programs. All of Pinneast's programs are high in multimedia (text, video, graphics and motion) content and delivered to the end user via CD ROMs, the Internet (World Wide Web), or private corporate intranets (Internet based links for a specific company or group).

         Pinneast generated about $200,000 in revenue during its first year, primarily from its first customer, Fleet Mortgage, and from a local grocery chain, Harris Teeter Grocers. During the company's second year, it established a two-year, $800,000 contract with Hoechst Chemical to provide OSHA mandated training to its employees. Pinneast also continued to expand within the financial community by generating contracts with several banks and insurance companies.

         In 1996, Pinneast became a pioneer in web-based training as it delivered an Internet accessed medical support program, called Learners Toolkit for Open Time, for the Thomas Jefferson University Hospital. By 1998, the Company had expanded its revenue base to more than $800,000 and established contracts with companies throughout a variety of industries and government organizations. In 1999, Pinneast signed an open-ended contract to host Dow Chemical's worldwide computer based training programs.

         While Pinneast has been particularly successful with companies in a few key industries such as finance, insurance, transportation and manufacturing, the scope of its services can be applied to most businesses and government organizations. Generally, however, its customers need to be large enough to have ongoing training and training support programs for their employees. Pinneast maintains a customer retention rate in excess of 80%.

     Pinneast products fall into two categories: training and marketing. Training products include custom computer-based training (CBT) programs, custom web-based training (WBT) programs, instructional design, instructor-lead training and consultation. Pinneast's marketing products include: interactive marketing CD-ROMs, corporate web page development, e-commerce systems, site development, and consultation.

     In developing and producing training programs for its clients, Pinneast combines business performance consulting, instructional design, graphic design and animation, computer methodologies and media technologies to meet the specific performance improvement (productivity) needs of its clients. The solutions and training programs are delivered via CD-ROM or the Web. Furthermore, the Company markets and distributes its products and services through trade sources, customer referrals and direct marketing.

     Pinneast's instructional design philosophy and approach focus on helping clients improve employee performance through training. The interactive nature of the program permits the user (learner) to stop, start, or repeat any portion of the program he or she may desire, at any time. Pinneast's approach to interactive multimedia design addresses multiple learning styles in an attempt to more effectively reach the diverse audiences for which these programs are intended. Secondly, our interactive multimedia programs engage the learner with simulated performance-based routines, enhanced by corrective feedback that is directly applicable to the learner's real world performance responsibilities.

     The instructional material is designed to engage or link the learner to interactive multimedia so that real world knowledge, skills and methodologies are practiced and developed and, thus, become directly transferable to on-the-job performance. In addition to designing from the learner's performance perspective and needs, Pinneast.com designs training programs within the context of the client's business objectives and priorities so that individual performance improvements are relevant: they impact overall business performance.

     For the year 1999, Pinneast.com employed 16 full-time employees and 10 part-time employees.

COMPUTER MARKETPLACE, INC.

         The acquisition of Computer Marketplace, Inc. (CMI) was completed on April 11, 2000., pursuant to an Agreement and Plan of Reorganization for a value of $ 5,000,000. Payment consisted of 1,400,000 shares of CeleXx common stock, Payment of $1,500,000 in cash and a promissory note for $1 million at 6%, payable in equal installments at the first and second anniversaries. David Burke. Sr. and 5 other key employees retained their positions in CMI pursuant to 3-year employment contracts and received a total of 200,000 common shares of CeleXx .

         CMI, located in Tewksbury, Massachusetts, is a sixteen-year-old network solution and systems design company, founded in 1983. CMI focuses on providing Fortune 1000 companies, government agencies and educational institutions with networking solutions, systems integration, and computer telephony integration. CMI has a broad and diversified client list ranging from major telecommunications companies to public school systems throughout North America. CMI's customers include: America On-Line, Lucent Technologies, AT&T, J.C. Penny, Bell Canada, The Prudential Insurance Companies, the Boston Public Schools, Sprint Corp., IBM Global Services, USA Group, USA Bank, and Hewlett Packard Co., among many others. CMI services these customers by designing, installing and implementing local area network (LAN) and wide area network (WAN) systems, by customizing software on clients' existing computer network allowing the client the transmission of telephone conversation via the internet for long distance calls and computer related maintenance functions. In 1998, CMI reported $16.7 million in revenues, with pretax earnings of approximately $922,000. For the fiscal year ending, February 2000, CMI is forecasting revenues in excess of $ 16 million and pretax earnings of $1 million.

     CMI started in 1983 as a retail operation and rapidly grew to five store locations. In 1990, management undertook a major restructuring in order to capitalize on the growing demand for software, systems and solutions rather than just hardware. CMI also recognized the opportunity to utilize this new focus to expand its market nationwide and establish an international presence. Consequently, CMI shifted its focus from individuals and small operations to a purely corporate focus. CMI achieved this shift in focus by eliminating the retail side of the business. It did this by closing its retail stores and moving all its operations into a single location. In addition CMI developed new marketing strategies focusing on system integration, services and Fortune 1000 companies. Within the last several years, CMI expanded its network solutions business and entered into the growing field of telecommunications. The company is divided into two basic divisions: Networking and Telephony.

     CMI provides its customers with complete, ready-to-run networks using Novell and Windows NT platforms. CMI assesses a customer's needs, determines the appropriate configuration, purchases the necessary software and hardware and then assembles and tests the components at the customer's site. While certain large installations can run as high as $1 million or more, the average order for a network solution is about $200,000. CMI takes care of all aspects of the installation, from delivery and setup to completing the necessary licensing and warranty procedures. CMI also provides its customers with systems operation training, vendor updates and upgrades, as well as a 24-hour Help Service.

     Over the last few years, CMI has also expanded its services to include a trademarked "Share-A-CNE" program, which provides customers with the benefits of an on-call Certified Network Engineer who can work closely with the customers' Information Services (IS) department but does not need to be employed on a fulltime basis. The Share-A-CNE program is a cost-effective way for the small customer to receive the technical benefits that their larger counterparts receive.

     CMI is also engaged in helping its customers capitalize on the capabilities of the Internet. More specifically, CMI is helping customers implement voice over IP (Internet Protocol) technology, which is a low cost alternative to standard telephone service. The company does this through the design and implementation of customized software on a client's existing computer network, or a newly implemented network, allowing the client the transmission of telephone conversation via the Internet for long distance calls. Network contracts represent approximately 50% of the company's revenues.

     CMI provides its customers with systems and solutions for their telecommunications needs. The telephony division was formed about three years ago to help some of its major telecommunications systems providers, such as AT&T, Cisco, Lucent, Qwest and Sprint, in assisting their clients to more effectively manage their call routing systems. The company brings in the relevant equipment, prepares all the networking functions in terms of software and hardware, installs the necessary telephony software, conducts in-depth testing of the systems, and finally ships a ready to use system to the end-user site. End customers include airlines, banks, insurance companies, investment firms and customer oriented organizations across the US and Canada. Orders average about $400,000 and are usually fulfilled within 4 weeks. Occasionally, orders are received from Europe and the typical user is a Fortune 500 company.

     On April 7, 2000, the Company completed a financing agreement with Birch Circle LLC ("Birch"), a private investment banking firm, based in Connecticut and raised $3,500,000 for the Company through the sale of shares of the Company's Series A Convertible Preferred Stock ("Preferred Shares"). Approximately $1.6 million of the net proceeds (including accounting and attorney's fees) had been earmarked for the acquisition of CMI.

     The Preferred Shares will pay dividends at the rate of 6% per annum, and the dividend may be paid in cash or common shares of the Company, at the option of the Company. If the Company elects to pay dividends on the Preferred Shares in common shares, the number of common shares shall be determined by dividing the cash amount of the dividend by the conversion price of the Preferred Shares. The conversion price means the lower of: (a), the average closing bid price on the day immediately preceding the closing of the transaction or (b), 80 % of the 5-day trading average closing bid price of the common shares prior the date of conversion.

     Within 45 days of the closing, the Company will be required to file a registration statement with the Securities & Exchange Commission (SEC) covering the resale of the common shares upon conversion, to permit their resale without restriction.

         The Company will have the right, in its sole discretion, to redeem, in cash, in whole or in part, the number of shares submitted for conversion. The redemption price shall be 125% of the average closing bid price for the day immediately preceding the date of redemption multiplied by the number of shares of common stock issued upon conversion. In addition, the Company may, in its sole discretion, redeem in cash, and in whole or in part, all unconverted shares at the rate of 125% of the principal amount. However, the Company must give investors 30 days notice prior to such redemption.

Risk Factors

         IN ADDITION TO OTHER INFORMATION IN THIS FORM 10-KSB, THE FOLLOWING RISK FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING THE COMPANY AND ITS BUSINESS BECAUSE SUCH FACTORS CURRENTLY HAVE A SIGNIFICANT IMPACT OR MAY HAVE A SIGNIFICANT IMPACT ON THE COMPANY'S BUSINESS, OPERATING RESULTS OR FINANCIAL CONDITION. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-KSB AS A RESULT OF THE RISK FACTORS DISCUSSED BELOW AND ELSEWHERE IN THIS FORM 10-KSB.

Uncertainty of Future Profitability; Need for Additional Funds

         The Company's recent operations during the year ended December 31, 1999 and from July 10, 1998 (inception) to December 31, 1998, have consumed substantial amounts of cash and have generated net losses of $ 1,906,397 and $ 316,121, respectively, and accumulated a deficit of $ 2,222,518 at December 31, 1999. The Company believes that it will require additional cash infusions from a private placement or other equity financing to meet the Company's projected working capital, projected acquisitions and other cash requirements in 2000.

         The sale or issuance of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. There can be no assurance that additional financing, if required, will be available when needed or, if available, will be on terms acceptable to the Company. Any inability to satisfy the Company's operating cash needs or the inability to finance the purchase of goods sold to others could have a material adverse effect on the Company's business, financial condition and results of operation.

Potential Fluctuations in Operating Results

         Since the Company recognizes IT services revenue only when personnel are engaged on client projects, the relative utilization of such personnel directly affects the Company's operating results. In addition, a majority of the Company's IT operating expenses, particularly personnel and related costs, are substantially fixed in advance of any particular period. As a result, variations in utilization of personnel may materially affect the Company's operating results. Termination or completion of engagements in the Company's IT services business or failure to obtain additional engagements in its IT services business could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company believes that future operating results will also be subject to fluctuations due to a variety of factors, many of which are beyond the Company's control. Such factors may include, but are not limited to, demand for the Company's technology or services, availability of skilled sales and technical personnel, introduction or enhancement of technologies or services by the Company or its competitors, market acceptance of new technology or service offerings, technological changes, increased competition, litigation costs, results of litigation, and general economic conditions.

Management of Acquired Businesses

         The Company's acquisitions have placed, and are expected to continue to place, a significant strain on its managerial and operational resources. To manage these acquired businesses and others that may be acquired in the future, the Company must continue to implement and improve its operational, management and financial systems and to train and manage its employee base. The Company expects that its operational, management and financial systems will face additional strains as a result of possible acquisitions in the future.

Integration of Acquisitions

         As part of its business strategy, the Company may seek out business combinations with other Internet or IT Services companies. Such business combinations involve a number of risks, including, without limitation, difficulty assimilating the operations and personnel, expenditure of management time, expenses associated with the transactions, additional expenses associated with amortization of acquired intangible assets, the implementation and maintenance of standards, controls, procedures, and policies, the impairment of relationships with employees and customers as a result of the integration of new management personnel, and potential unknown liabilities associated with acquired businesses. To the extent that any of the companies that the Company acquires fail, the Company could be required to write-off the amount of the investment. There can be no assurance that the Company will be successful in addressing these risks or any other problems encountered in connection with such business combinations.

Dependence on Key Personnel

         The Company's performance is substantially dependent on the performance of its senior management and key sales and technical personnel. In particular, the Company's success depends substantially on the continued efforts of its senior management team. The Company does not carry key person life insurance on any of its senior management personnel. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, financial condition and results of operations of the Company. The Company's future success also depends on its continuing ability to attract and retain highly-qualified sales, technical and managerial personnel. Competition for such personnel is intense and there can be no assurance that the Company will be able to retain its key managerial, sales and technical employees or that it will be able to attract and retain additional highly-qualified sales, technical and managerial personnel in the future. The inability to attract and retain the necessary sales, technical and managerial personnel could have a material adverse effect upon the Company's business, financial condition, and results of operation.

Concentration of Stock Ownership

         As of March 31, 2000, the present directors, executive officers, greater than 5% stockholders, and their respective affiliates beneficially owned approximately 22.65% of the outstanding common stock of the Company ("Common Stock"). As of March 31, 2000, Doug H. Forde, the Company's Chairman and CEO, and Lionel Forde, Director and Vice President, together beneficially own approximately 11% of the outstanding Common Stock of the Company. As a result of their ownership, the directors, executive officers, greater than 5% stockholders, and their respective affiliates collectively are able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company.

Volatility of Stock Price

         The trading price of the Company's Common Stock has been and may continue to be subject to wide fluctuations in response to a number of events and factors, such as quarterly variations in operating results, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to the Company, and news reports relating to trends in the Company's markets. In addition, the stock market, in general, and the market prices for IT companies, in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the trading price of the Company's Common Stock, regardless of the Company's operating performance.

Risks Relating to Small Company Stocks

         The Company's Common Stock trades on the Over-The-Counter Bulletin Board under the symbol "CLXX". The Securities and Exchange Commission has adopted regulations which generally define a penny stock to be any security that has a market price (as defined) of less than $5.00 per share, subject to certain exceptions including listing on the NASDAQ SmallCap Market. The shares of our common stock may be deemed to be penny stocks and thus will become subject to rules that impose additional sales practice requirements on brokers/dealers who sell such securities to persons other than established customers and accredited investors. Consequently, the "penny stock" rules may restrict the ability of broker/dealers to sell the common stock and may affect the ability of purchasers to sell the common stock in a secondary market.

Item 2. Description of Property

         The Company currently leases approximately 3,000 square feet of office space located at 7251 West Palmetto Park Road, Boca Raton, Florida as its corporate headquarters. Early in the year 2000, the Company plans to relocate from its current Boca Raton location to its new corporate headquarters, consisting of approximately 5,000 square feet, in Coral Springs, Florida. The terms and conditions of our lease include our move to the new location. Presently, the monthly rent is $5,900 and the lease terminates in 2004.

       Pinneast leases building space at 1221 Sunset Blvd., West Colombia, South Carolina under a three 3 year lease that requires minimum annual payments totaling $24,672.

Item 3. Legal Proceedings

         The Company was not at party to any legal proceeding at March 31, 2000.

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1999.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

         SINCE   NOVEMBER   4,  1999  our   Common   Stock  has  traded  on  the
Over-The-Counter Bulletin Board under the symbol "CLXX", and commenced its trading on October 16, 1998. prior to November 4, 1999 our common stock traded under the symbol "CBRA". The following table sets forth, for the period since October 1998, the high and low bid quotations for our Common Stock for the periods indicated as reported by the OTC Bulletin Board. The quotations represent prices between dealers and do not include retail mark-up, mark-down or commissions or necessarily represent actual transactions.

                           PERIOD                    HIGH                    LOW
         October 16, 1998 - December 31, 1998        $.625                 $0.06
         January 1, 1999 - March 31, 1999            $6.00                 $.875
         April 1, 1999 - June 30, 1999               $1.53                 $.875
         July 1, 1999 - September 30, 1999           $1.15                 $0.63
         October 1, 1999-December 31, 1999           $0.83                 $0.45
         January 1, 2000- March 31, 2000             $4.13                 $0.56



         The transfer agent for the Company's Common Stock is American Registrar & Transfer Company, 342 East 900 South Street, Salt Lake City, Utah 84111.

         We have never paid cash dividends on our Common Stock. We presently intend to retain future earnings, if any, to finance the expansion of our business and do not anticipate that any cash dividends will be paid in the foreseeable future. The future dividend policy will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors.

         The approximate number of record holders of the Common Stock as of March 31, 2000, were 249. The Company estimates that there are approximately 7 beneficial holders of its Common Stock.

Item 6. Management's Discussion and Analysis or Plan of Operations

         The  following  is   Management's   discussion   and  analysis  of  the
consolidated financial condition and results of operations of the Company. It should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Form 10-KSB. When used in this discussion, the words "estimate," "project," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, including, but not limited to, those discussed in "Item 1 - Description of Business - Risk Factors" and elsewhere in this Form 10-KSB and from time to time in the Company's periodic reports. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

     CeleXx Corporation is positioning itself as an acquirer and consolidator of Information Technology (IT)businesses. In general, these businesses provide services such as engineering design and layout for the installation of network systems, Web site development, computer hardware and software integration, and training and ongoing technical support to client companies. In certain situations, however, computer hardware and software may be sold as part of the overall service solution.

     The Company's recent operations have consumed substantial amounts of cash and have generated net losses and an accumulated deficit. The Company believes that it will require a cash infusion from a private placement or other equity financing to meet its projected working capital and other cash requirements. Absent such additional cash infusion from a private placement or other equity financing, the Company's continued existence is in substantial doubt. The sale of additional equity or other securities could result in additional dilution to the Company's stockholders. There can be no assurance that such additional financing can be obtained on acceptable terms, if at all.

Results of Operations

Comparison of Fiscal Year 1999 to Fiscal Year 1998

     The Company's total revenue increased $ 680,989, or 100%, from $ 0 in 1998 to 1999 as a result of its first acquisition of Pinneast in May 1999.

     Gross profit increased to 48% in 1999 from 0% in 1998. This increase is a result of an increase in the percentage of IT revenue derived from its sole operating unit.

     Selling, general, and administrative ("SG&A") expenses increased by $1,758,171 or 556% to $ 2,074,292 in 1999 from $ 316,121 million in 1998. As a percentage of sales, SG&A expenses were 304% of total sales in 1999 compared with no sales in 1998. The increase in SG&A expenses is primarily due to increases in salaries, professional expenses and non-cash transaction costs associated with on-going acquisitions and capital raising efforts, along with an increase in consulting and travel expenses.

     Depreciation and amortization expenses for 1999 was $125,920. The Company had no depreciation and amortization expenses in 1998. The depreciation and amortization expenses is primarily due to the acquisition of Pinneast.com, Inc.

     In 1999, the Company recorded no income tax expenses. At December 31, 1999, the Company has a federal and state net operating loss carryforward of $2,223,000.

Future Assessment of Recoverability and Impairment of Goodwill

     In connection with its various acquisitions, the Company recorded goodwill and other intangibles, that are being amortized on a straight-line basis over a periods of 7 to 10 years, its estimated period that the Company will be benefited by such intangible assets. At December 31, 1999, the unamortized goodwill and other intangibles combined was $ 1,114,579 (which represented 75% of total assets and 148% of stockholders' equity). Goodwill arises when an acquirer pays more for a business than the fair value of the tangible and separately measurable intangible net assets. For financial reporting purposes, goodwill and all other intangible assets are amortized over the estimated period benefited. The Company has determined the life for amortizing goodwill based upon several factors, the most significant of which are the relative size, historical financial viability and growth trends of the acquired companies and the relative lengths of time such companies have been in existence.

         Management of the Company periodically reviews the Company's carrying value and recoverability of unamortized goodwill and other intangibles. If the facts and circumstances suggest that the goodwill and other intangibles may be impaired, the carrying value of such assets will be adjusted which will result in an immediate charge against income during the period of the adjustment and/or the length of the remaining amortization period may be shortened, which will result in an increase in the amount of amortization during the period of adjustment and each period thereafter until fully amortized. Once adjusted, there can be no assurance that there will not be further adjustments for impairment and recoverability in future periods. Of the various factors to be considered by management of the Company in determining whether goodwill and other intangibles is impaired, the most significant will be (i) losses from operations, (ii) loss of customers and (iii) industry developments, including the Company's ability to maintain its market share, development of competitive products or services and imposition of additional regulatory requirements.

Liquidity and Capital Resources

         In the fiscal year ended December 31, 1999, the Company satisfied its cash requirements primarily from private equity issuance's and loans from certain officers and shareholders. At December 31, 1999, the Company had $137,682 in cash.

         During the fiscal year ended December 31, 1999, net cash provided by investing and financing activities of $1,191,110 exceeded cash used in operating activities of $1,053,428, resulting in a $137,682 increase in cash.

         The Company's operating entity, Pinneast.com, has three working capital credit lines with a U.S. bank totaling approximately $300,000. The three lines are secured by substantially all of the Company's assets and mature in the years 2000 and 2003. The Company is currently evaluating the replacement of these lines with alternative asset financing.

         On April 7, 2000, the Company completed a financing agreement with Birch Circle LLC ("Birch"), a private investment banking firm, based in Connecticut and raised $3,500,000 for the Company through the sale of shares of the Company's Series A Convertible Preferred Stock ("Preferred Shares"). Approximately $1.6 million of the net proceeds (including accounting and attorneys fees) had been earmarked for the acquisition of CMI.

         The Preferred Shares will pay dividends at the rate of 6% per annum, and the dividend may be paid in cash or common shares of the Company, at the option of the Company. If the Company elects to pay dividends on the Preferred Shares in common shares, the number of common shares shall be determined by dividing the cash amount of the dividend by the conversion price of the Preferred Shares. The conversion price means the lower of: (a), the average closing bid price on the day immediately preceding the closing of the transaction or (b), 80 % of the 5-day trading average closing bid price of the common shares prior the date of conversion.

Factors Affecting Operating Results

         The Company's recent operations during the years ended December 31, 1999 and 1998 have consumed substantial amounts of cash and have generated net losses of $1,906,397 and $ 316,121, respectively, and accumulated a deficit of $2,222,518 at December 31, 1999. The Company believes that it will require additional cash infusions from a private placement or other equity financing to meet the Company's projected working capital and other cash requirements in 2000.

         Since the Company recognizes IT services revenue only when personnel are engaged on client projects, the relative utilization of such personnel directly affects the Company's operating results. Variations in utilization of personnel may materially affect the Company's IT services business or failure to obtain additional engagements in its IT services business could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company's acquisitions have placed, and are expected to continue to place, a significant strain on its managerial and operational resources. To manage these acquired businesses and others that may be acquired in the future, the Company must continue to implement and improve its operational, management and financial systems and to train and manage its employee base. As part of its business strategy, the Company may seek out additional business combinations with other Internet or IT Services companies. To the extent that any of the companies that the Company acquires fail, the Company could be required to write off the amount of the investment.

Year 2000 Compliance

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Absent corrective actions, programs with date sensitive logic may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         The total cost associated with required modifications to become Year 2000 compliant has not been material to our financial position to date. Our internal operations and business are also dependent upon the computer-controlled systems of third parties such as our suppliers, clients and other service providers. While problems may arise in the future and we cannot assure you that we will not have a Year 2000 problem, we are unaware of any material impact on our business caused by a Year 2000 problem either in our systems or those of third-parties. The above description of the Year 2000 issue contains forward-looking statements including, without limitation, statements relating to our expectations that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that forward-looking statements contained in the Year 2000 Issue should be read in conjunction with the Company's disclosures under the heading: "CAUTIONARY STATEMENT FOR THE PURPOSES OF THE 'SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" as stated in the forefront of this filing.

Item  7.  Financial Statements






                          INDEX TO FINANCIAL STATEMENTS

  INDEX TO FINANCIAL STATEMENTS

  CELEXX CORPORATION

  Independent Auditors' Report                                               F-2

  Consolidated Balance Sheet                                                 F-3

  Consolidated Statements of Operations                                      F-4

  Consolidated Statements of Stockholders' Equity (Deficit)                  F-5

  Consolidated Statements of Cash Flows                                      F-6

  Notes to Consolidateds Financial Statements                         F-7 - F-14

                          INDEPENDENT AUDITORS' REPORT

  INDEPENDENT AUDITORS' REPORT

To the Board of Directors
CeleXx Corporation and Subsidiary
Boca Raton, Florida

We  have  audited  the  accompanying   consolidated   balance  sheet  of  CeleXx
Corporation and Subsidiary, as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 1999 and the period ended July 10, 1998 (inception) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CeleXx Corporation and Subsidiary, as of December 31, 1999, and the consolidated results of their operations and their cash flows for the year ended December 31,1999 and the period ended July 10, 1998 (inception) through December 31, 1998, in conformity with generally accepted accounting principles.

                                           /s/Feldman Sherb Horowitz & Co., P.C.
                                              Feldman Sherb Horowitz & Co., P.C.
                                              Certified Public Accountants

New York, New York
April 14, 2000

                        CELEXX CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1999





                                     ASSETS


CURRENT ASSETS:

     Cash                                                $              137,682
     Accounts receivable                                                 76,923
     Advances to employees                                               18,245
                                                                     -----------
        TOTAL CURRENT ASSETS                                            232,850
                                                                     -----------
FURNITURE AND EQUIPMENT, net                                             39,575

GOODWILL, net                                                            94,167

INTANGIBLE ASSETS, net                                                1,020,412


OTHER ASSETS                                                             93,250
                                                                      ----------
                                                          $           1,480,254
                                                                      ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY




CURRENT LIABILITIES
     Accounts payable and accrued expenses               $              270,000
     Note payable related party                                         100,000
     Line of credit  short term portion                                 178,247
     Advances from shareholder                                            9,013
     DEFERRED REVENUE                                                    87,384
                                                                     -----------
        TOTAL CURRENT LIABILITIES                                       644,644
                                                                     -----------

LINE OF CREDIT  long term portion                                        80,295

COMMITMENTS                                                                   -

STOCKHOLDERS' EQUITY:
     Preferred stock, $001 par value,
        1,000,000 share authorized; none issued                               -

     Common stock, $.001 par value,
        20,000,000 shares authorized;
        10,907,058 shares issued and outstanding                         10,907
     Additional paidin capital                                        3,216,926
     Deferred financing costs                                          (250,000)
     Accumulated deficit                                             (2,222,518)
                                                                     -----------
        TOTAL STOCKHOLDERS' EQUITY                                      755,315
                                                                     -----------


                                                          $           1,480,254
                                                                      ==========





                 See notes to consolidated financial statements.



                                       F3

                        CELEXX CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                   July 10, 1998

                                                                 Year Ended         (Inception) to
                                                             December 31, 1999    December 31, 1998

                                                             ------------------   -----------------

REVENUE                                                      $        680,989     $              -
COST OF REVENUE                                                       353,140                    -
                                                             ------------------   -----------------
GROSS PROFIT                                                          327,849                    -

OPERATING EXPENSES                                                  2,074,292              316,121
                                                             ------------------   -----------------
LOSS FROM OPERATIONS                                               (1,746,443)            (316,121)
OTHER EXPENSES:
    Interest expense                                                   68,754                    -
    Settlement of litigation                                           91,200                    -
                                                             ------------------   -----------------
TOTAL OTHER EXPENSES                                                  159,954                    -
                                                             ------------------   -----------------
NET LOSS                                                     $     (1,906,397)   $        (316,121)
                                                            ==================   ==================
                                                            ==================   ==================
NET LOSS PER COMMON SHARE - basic and diluted            $              (0.21)$              (0.07)
                                                            ==================   ==================
WEIGHTED AVERAGE COMMON SHARES

    OUTSTANDING - basic and diluted                                 8,361,171            4,500,000
                                                            ==================   ==================









                 See notes to consolidated financial statements.

                        CELEXX CORPORATION AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                    Common Stock
                                                                        Additional                                      Total
                                               Number of                 Paid-in        Deferred      Accumulated    Stockholders'
                                                Shares       Amount      Capital    Financing Costs    Deficit      Equity (Deficit)
                                              ---------    ---------    ---------   --------------     ----------   ----------------

Balance, July 10, 1998 (Inception)            4,500,000    $  4,500     $  (4,500)             -     $        -     $        -

Capital contribution                                  -           -       216,121              -              -        216,121

NET LOSS                                              -           -             -              -        (316,121)     (316,121)
                                             ---------    ---------    ---------   --------------     ----------   ----------------

Balance, December 31, 1998                    4,500,000       4,500       211,621              -        (316,121)     (100,000)

Shares issued in conjunction with merger        200,000         200          (200)             -              -              -

Issuance of common stock for exchange           713,475         713      (160,342)             -              -       (159,629)

Acquisition of subsidiary                       500,000         500       749,250              -              -        749,750

Retirement of related party debt              1,733,333       1,734       446,907              -              -        448,641

Shares issued for consulting services           500,000         500       124,500              -              -        125,000

Sale of common stock                            860,250         860       859,390              -              -        860,250

Issuance of stock for cash and services         300,000         300       299,700              -              -        300,000

Shares issued for deferred financing services   400,000         400       249,600       (250,000)             -              -

Shares issued to retire debt                    400,000         400       183,600              -              -        184,000

Shares issued in legal settlement               150,000         150        91,050              -              -         91,200

Shares issued for services                      650,000         650       161,850              -              -        162,500

NET LOSS                                              -           -             -              -      (1,906,397)   (1,906,397)

                                             ------------   ---------  ------------  ---------------  ------------- ----------------
Balance, December 31, 1999                   10,907,058    $ 10,907    $3,216,926     $   (250,000)  $(2,222,518)    $  755,315
                                            =============   =========  ============  ===============  =============  =============







                See notes to consolidated financial statements.

                                       F-5

                        CELEXX CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        July 10, 1998
                                                                     Year Ended         (Inception) to
                                                                  December 31, 1999     December 31, 1998
                                                                  -----------------     ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss                                                    $        (1,906,397)$     $    (316,121)
    Adjustments to reconcile net loss to net cash                 -----------------     ------------------
      used in operations:

         Amortization and depreciation                                      125,920                   -
         Common stock issued for interest                                    49,000                   -
         Common stock issued in legal settlement                             91,200                   -
         Common stock issued for services                                   557,500                   -
    Changes in assets and liabilities,
         net of effects from acquisition:

      Accounts receivable                                                   118,531                   -
      Other assets                                                          (42,850)                  -
      Accounts payable and accrued expenses                                (133,716)                  -
      Deferred revenue                                                       87,384
                                                                  -----------------     ------------------
                                                                            852,969                   -
                                                                  -----------------     ------------------

NET CASH USED IN OPERATING ACTIVITIES                                    (1,053,428)           (316,121)
                                                                  -----------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Cash acquired in acquisition                                              8,251                   -
    Acquisition of software marketing rights                               (112,554)                  -
    Deferred acquisition costs                                              (50,000)                  -
    Capital expenditures                                                    (34,148)                  -
NET CASH USED IN INVESTING ACTIVITIES                                      (188,451)                  -
                                                                  -----------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Sale of common stock                                                    890,250                   -
    Capital contributions                                                         -             216,121
    Increase in line of credit                                               14,902                   -
    Borrowings from related parties                                         492,654                   -
    Increase (decrease) in due to related parties                           (18,245)            100,000
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 1,379,561             316,121
                                                                  -----------------     ------------------
NET INCREASE IN CASH                                                        137,682                   -

CASH - beginning of period                                                        -                   -



                                                                  ------------------     ------------------
CASH - end of period                                            $           137,682 $                 -
                                                                  ==================    ==================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                                   =================   =================
    Cash paid during the year for interest                      $            19,754 $                 -
                                                                   =================   =================
    Noncash investing and financing activities:
      Note payable issued in acquisition                        $           100,000 $                 -
                                                                  ==================   =================
      Common stock issued for acquisition                       $           500,000 $                 -
                                                                  ==================   =================
      Conversion of related party debt to common stock          $           583,640 $                 -
                                                                  ==================   =================
      Fair value of assets acquired (accounts receivable,
         property and equipment and customer lists)             $           248,381 $                 -
                                                                  ==================   =================
      Liabilities assumed in acquisition (accounts payable,
         and line of credit)                                    $           487,727 $                 -
                                                                  ==================   =================



                 See notes to consolidated financial statements.

                                       F-6

                        CELEXX CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED DECEMBER 31, 1999 AND
               JULY 10, 1998 (INCEPTION) THROUGH DECEMBER 31, 1998

1.        ORGANIZATION:

          Cobra Technologies International, Inc. ("International"), a Delaware corporation, was formed on July 10, 1998 to acquire select businesses that produce, service, maintain or support the information technologies industry.

          On February 18, 1999, International was acquired by Spectrum Ventures, Inc. ("Spectrum"), a Nevada corporation, for 4,500,000 shares of Spectrum stock (the "Exchange"). The Exchange was completed pursuant to the Agreement of Merger between International and Spectrum. The Exchange has been accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the combination of the two companies is recorded as a recapitalization of International, pursuant to which International is treated as the continuing entity. Subsequent to the Exchange, with the approval of the Board of Directors, Spectrum changed its name to Cobra Technologies, Inc. On August 3, 1999, Cobra Technologies, Inc. changed its name to CobraTec, Inc. On November 4, 1999 CobraTec, Inc. changed its name to CeleXx Corporation ("CeleXx" or the "Company").

          On February 18, 1999, prior to the merger with Spectrum, the Board of Directors of Spectrum declared a 1:24 reverse stock split which resulted in 713,475 shares outstanding. All periods presented have been retroactively restated to give effect to this reverse stock split.

          Additionally, on February 18, 1999 the Company issued 200,000 shares of its common stock as part of the merger agreement with Spectrum in order to receive a release from an acquisition agreement between Spectrum and Commercial Computer Systems, Inc. These shares have been treated as a cost of the merger with Spectrum.

          The Company completed an offering of its common stock in April 1999 pursuant to the Securities Act of 1933 and Rule 504 of Regulation D. The Company offered shares of common stock at $1.00 per share and received gross proceeds from this offering of $860,250.

          On May 25, 1999, CeleXx acquired through its wholly owned subsidiary, Pinneast.com, Inc ("Pinneast"), all the outstanding shares of Pinnacle East, Inc., a South Carolina Corporation, engaged in the development of multimedia educational programs for industry and government. Pinnacle East, Inc. was acquired for 500,000 shares of CeleXx's common stock and a $100,000 note payable due in May 2000. Subsequent to the acquisition Pinnacle East, Inc. was merged into Pinneast, the surviving corporation.

          In June 1999, CeleXx entered into an agreement to acquire Computer Marketplace, Inc.('CMI'), a Massachusetts company engaged in systems engineering, design and maintenance of computer network systems. The acquisition of CMI was completed on April 11, 2000, and as consideration the Company issued 1,400,000 shares of common stock, a note payable for $1,000,000 bearing interest at 6% due in two equal annual installments on the anniversary of the closing date and paid $1,500,000 in cash out of the proceeds from the issuance of preferred stock (see Note 15).

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A. PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiary. The accounts of Pinneast.com, Inc. have been included from the date of acquisition May 25, 1999 through December 31, 1999. All material intercompany transactions have been eliminated.

         B. ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         C. CASH AND CASH EQUIVALENTS - The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

         D. REVENUE RECOGNITION - Revenues are recognized as services are provided. Deferred revenue arises from the recognition of the revenue over the period which the services are provided by the Company's subsidiary, Pinneast. These contracts are generally completed in one year or less.

         E. INCOME TAXES - Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

         F. STOCK BASED COMPENSATION - The Company accounts for stock transactions in accordance with APB Opinion No. 25 "Accounting for Stock Issued to Employees." Additionally, in accordance with Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation," the Company has adopted the proforma disclosure requirements of Statement No. 123.

         G. NET LOSS PER SHARE - The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share;" specifying the computation, presentation, and disclosure requirements of earnings per share information. Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding. Stock options have been excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material.

         H. FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts reported in the balance sheet for cash, receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

         I. GOODWILL - Goodwill resulting from the acquisition of Pinneast.com, Inc. represents the remaining unamortized value of the excess of the purchase price over the fair value of the net assets of Pinneast.com, Inc. Goodwill is amortized on a straight line basis over a 10 year period.

         J. INTANGIBLE ASSETS - Intangibles assets are from the acquisition of Pinnacle East, Inc. represents customer lists and Pinnacle's trade name. These assets are amortized on a straight line basis over 7 and 10 years, respectively.
                  Additionally, the Company recorded the costs incurred acquiring the marketing rights to certain software products. This license is being amortized over 3 years.

         K.       IMPAIRMENT  OF  LONG-LIVED   ASSETS  -  The  Company   reviews
                  long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 1999, the Company believes that there has been no impairment of its long-lived assets.

3.      ACQUISITION

        The following  table  summarizes  the acquisition of Pinneast.com, Inc.:

Purchase price:

Common stock, 500,000 shares issued                         $           750,000
Note payable                                                            100,000
                                                            --------------------
Total purchase price                                                    850,000
Less: Fair market value of assets acquired                             (248,381)
Liabilities assumed                                                     487,727
                                                            --------------------
Cost in excess of net book value of assets acquired         $         1,089,346
                                                            ====================

The Company attributed the cost in excess of the net book value of assets acquired as follows:

Goodwill                                                    $           100,000
Customer list                                                           450,000
Trade name                                                              539,346
                                                            --------------------
                                                            $         1,089,346
                                                            ====================

The following unaudited pro-forma information reflects the results of operations of the Company as though the acquisition had been consummated as of January 1, 1998.

                                               Year Ended December 31,
                                  ----------------------------------------------
                                          1999                       1998
                                  ------------------        --------------------
Revenue                    $               1,133,052 $                   840,423
                                  ==================        ====================
Net loss                   $             (2,026,865) $                 (277,809)
                                  ==================        ====================
Net loss per share         $                  (0.24) $                    (0.05)
                                  ==================        ====================

4.       CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

         A.        CASH

                  The Company maintains cash balances at several commercial banks. Accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation up to $100,000.

         B.       ACCOUNTS RECEIVABLE

                  The concentration of credit risk in the Company's accounts receivable is mitigated by the Company's credit evaluation process, credit limits, monitoring procedures and reasonably short collection terms. Credit losses have been within management's expectations and the Company does not require collateral to support accounts receivable. During the year ended December 31, 1999, three customers accounted for APPROXIMATELY 42% of the Company's revenue. These customers accounted for approximately 34% of the Company's outstanding accounts receivable at December 31, 1999. During the period from July 10, 1998 (inception) to December 31, 1998, the Company did not generated any revenue.

5.       RELATED PARTY TRANSACTIONS

         As of December 31, 1998 the Company had a payable of $100,000 due to Edinburgh Consulting, an entity which is wholly owned by a shareholder of the Company. Such payable arose subject to the terms of a consulting agreement between Edinburgh and the Company. Pursuant to such agreement, Edinburgh may convert the payable into shares of the Company's stock upon such shares becoming publically traded. As of December 31, 1999 the shareholders' of Edinburgh had converted all of its outstanding debt into shares of the Company's common stock (see
         Note 8).

         As of December 31, 1999, CeleXx owes $9,013 in advances from a shareholder of the Company. These advances are non-interest bearing, uncollateralized and have no specified due date for repayment.

         At December 31, 1999, the Company has an unsecured note due to the former shareholders of Pinnacle East, Inc. for $100,000. This note bears interest at 6% per annum and the principal balance is due in May 2000.

6.       INTANGIBLE ASSETS

         Intangible assets as of December 31, 1999 are as follows:

                                                                  December 31,
                                    Useful Life                      1999

                              -----------------         ------------------------
Goodwill                          10 years           $                   100,000
Customer lists                     7 years                               483,550
Trade name                        10 years                               538,596
License                            3 years                               112,122
                                                        ------------------------
                                                                       1,234,268

Less: accumulated amortization                                           119,689

                                                        ------------------------
                                                     $                 1,114,579
                                                        ========================

7.       LINE OF CREDIT

         The Company's Pinneast subsidiary has three credit lines with an aggregate availability of $300,000. As of December 31, 1999, Pineast has $258,542 outstanding on such lines of credit which expire between February 1, 2000 and November 10, 2003 and bear interest at 8.75% per annum. The lines are secured by substantially all the assets of Pinneast.

8.       STOCKHOLDERS' EQUITY

         During the year ended December 31, 1999, a related party, Edinburgh Consulting, converted the $448,640 owed to it for 1,733,333 shares of the Company's common stock. Pursuant to a consulting agreement between CeleXx and Edinburgh Consulting, 1,333,333 of these shares were issued at $0.10 per share or $133,333. The additional 400,000 shares were issued at $0.78 per share or $315,307.

         In November 1998, CeleXx entered into an agreement with an entity partially owned by a Director of the Company for financial consulting services. The Company paid such entity 500,000 shares of its common stock and valued these shares at $ .25 per share and accordingly, has recorded compensation expense of $125,000. In February 1999, the Company entered into an agreement with a financial consultant and issued 300,000 shares of its common stock for cash at $.10 per share aggregating $30,000 and recorded $270,000 in compensation expense for services provided.

         In 1999, the Company issued 860,250 shares in a private placement at $1.00 per share for total proceeds of $860,250.

         In November 1999, the Company issued 400,000 shares of its common stock to a company which provides financial services. These services are to include raising future equity on behalf of the Company. The Company valued the shares at the fair market value on the date of issuance and recorded deferred financing costs of $250,000. This financing cost will be recorded as a reduction to additional paid-in capital pursuant to the preferred stock offering in April 2000.

         From November 1999 to December 1999, the Company issued 400,000 shares of its common stock to a third party in order to satisfy its debt obligations of $135,000. These shares were valued at $184,000 and the Company recorded $49,000 in interest expense.

         In November 1999, the Company issued 650,000 shares of its common stock to two parties, each of which provided services to the Company in the first quarter of 1999. The Company valued these shares $.25 and recorded compensation expense of $162,500.

         In December 1999, the Company issued 150,000 shares of its common stock to settle a judgement brought against the Company. The company recorded $91,200 in expense regarding this settlement.

9.       EMPLOYMENT AGREEMENTS

         On March 1, 1999 CeleXx entered into three year  employment  agreements
         with  two  of  the  Company's  officers.   Such  employment  agreements
         aggregate $145,000 annually through December 31, 1999 and $270,000 annually through February 28, 2002.

10.      PREFERRED STOCK

         The Company is authorized to issue 1,000,000 shares of preferred stock at $.001 par value, the terms of which may be determined at the time of issuance by the Board of Directors without further action by the shareholders.

11.      STOCK OPTION PLAN

         On March 1, 1999 the Board of Directors (the"Board") adopted the CeleXx Corporation 1999 stock option plan. The Board or CeleXx's compensation committee is authorized to issue to eligible persons as defined a maximum amount of 1,000,000 options under such plan. No options have yet to be issued pursuant to the above plan.

12.      INCOME TAXES

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal income tax rate to income (loss) before provision for income taxes is as follows:

                                              December 30,          December 31,
                                                  1999                  1998

                                             -------------        --------------
Taxes benefit computed at statutory rate     $   (763,000)        $    (107,000)
Losses for which income tax benefit not
utilized                                          763,000               107,000
                                             -------------        --------------
Net income tax benefit                                  -                     -
                                             =============        ==============

The Company has a net operating loss carryforward for tax purposes totaling approximately $2,223,000 at December 31, 1999 expiring in between the years 2014 and 2019.

Listed below are the tax effects of the items related to the Company's net tax liability:

                                              December 31,          December 31,
                                                  1999                  1998

                                             -------------        --------------
Tax benefit of net operating loss
carryforward                                 $     763,000        $     107,000
Valuation Allowance                               (763,000)            (107,000)
                                             -------------        --------------
Net deferred tax asset recorded              $           -        $           -
                                             =============        ==============

13.      COMMITMENT

         In May 1999 CeleXx entered into a five year lease for office space at an annual base rental of $92,500 for the initial year. Such base rental shall increase by 4% each year. The lease is to commence when such premises are available for occupancy. CeleXx is currently leasing temporary office space from the same landlord at $5,300 per month.

14.   SEGMENT INFORMATION

          The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services, and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker or decision making group, in making decisions how to allocate resources and assess performance. To date, the Company through its subsidiary, Pinneast, has operations in principally one segment, the development of multimedia educational programs for industry and government within the United States. Therefore, the chief operating decision maker does not receive discrete financial information about individual components of the Company's operations.

    15.   SUBSEQUENT EVENT

On April 10, 2000, the Company issued 350 shares of 6% series A convertible preferred stock at $10,000 per share plus common stock purchase warrants and received gross proceeds of $3,500,000. The preferred shares are convertible at the lower of the closing bid price on the day preceding the closing of a common stock offering or 80% of the five day common stock average price prior to the date of conversion. Th shares are convertible immediately upon the effectiveness of a registration statement. The Company maintains a redemption option at 125% of the common stock offering price.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

       The following table sets forth the names, positions with the Company and ages of the executive officers and directors of the Company. Directors will be elected at the Company's annual meeting of shareholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

Executive Officers and Directors

         NAME                       AGE              POSITIONS HELD

Douglas H. Forde                    57            Chairman, President and CEO
David C. Langle                     49            Vice President Finance and CFO
Lionel Forde                        55            Director and Vice President
Vincent Caminiti                    47            Director and COO
Moty Hermon                         57            Director
William Lerner                      63            Director
David Burke                         56            Director and CEO of CMI
John Straatsma                      45            Secretary




     DOUGLAS H. FORDE. Mr. Forde has been Chairman of the Board of Directors, President and Chief Executive Officer since August 1999. From June 1998 until August 1999, he was Director of Mergers and Acquisitions for the Company. From November 1996 until June 1998, Mr. Forde was Vice President, Strategic Planning for Computer Access International, Inc. Prior to November 1996, Mr. Forde had been a business consultant to numerous companies, ranging from the Fortune 500 to smaller entrepreneurial businesses. He is a graduate of the University of the Virgin Islands, the University of Illinois, and the Bernard M. Baruch College of the City University of New York and holds degrees in accounting, finance, and taxation.

     DAVID C. LANGLE. Mr. Langle is currently the Company's Vice President, Finance and Chief Financial Officer. Mr. Langle joined the Company in March
2000. Prior to joining the Company, he was Vice President and CFO of Terra Telecommunications Corp. since September 1997. Mr. Langle has also served in various senior management capabilities as Vice President, Chief Financial Officer and Director for three Florida based NASDAQ and OTC companies. From 1982 to 1991 Mr. Langle was employed by the Miami office of Spicer & Oppenheim, CPA's, an international accounting and consulting firm where he concluded his tenure as an Audit Partner. He is a CPA and has a Bachelor of Science Degree from the University of Illinois in Chicago.

     LIONEL FORDE. Mr. Forde is Vice President ,former Chief Financial Officer and a Member of the Board of Directors of the Company since February 1999. From November 1997 until February 1999 he was President of the international group at Computer Access International, Inc., responsible for developing markets in the Caribbean and Latin America. Prior to that, Mr. Forde was a senior manager in the Color Paper Products Division at Eastman Kodak Company. He holds an MBA (Honors) degree from Long Island University and a BS degree in Business Administration from Eastern Illinois University.

     VINCENT A. CAMINITI. Mr. Caminiti is Chief Operating Officer and a member of the Board of Directors of the Company since January of 1999. . Since June of 1998 Mr. Caminiti has devoted full time to the business development of CeleXx Corporation. Beginning in 1994 through 1998 Mr.. Caminiti was Managing Director of Rendo International, LTD. The Company, with offices in Denver, Los Angeles, Hong Kong & London, was active in business consulting for clients in the Communications and Information Technology fields. The business included identifying strategic business alliances and developing new market strategies for clients, such as CBS Television to distribute programming in the Asian markets.

     MOTY HERMON. Mr. Hermon has been a Member of Board of Directors since February 1999. Mr. Hermon has been an international investment banker and business consultant for the past five years. From December 1979 to December 1986, he served as General Manager of Elron, Inc., a New York Stock Exchange listed company. Elron is the largest group of high tech companies in Israel with revenues of approximately $1.5 billion. From December 1992 to November 1994, Mr. Hermon was the exclusive representative and partner of Prudential Securities in Israel. He was also the exclusive representative and partner of TA Associates from January 1986 to July 1988. TA Associates is a Boston based venture capital firm with over $1.5 billion under management. Mr. Hermon holds a BA in Economics and Political Science from Tel-Aviv University.

     WILLIAM LERNER. Mr. Lerner has been a member of the Board of Directors since February 1999. Since 1994, Mr. Lerner has been in the private practice of corporate and securities law with offices in Pennsylvania and Florida. Mr. Lerner is also Counsel to the law firms of Sweeney & Associates (Pittsburgh) an Snow Becker Krauss, PC (New York). He is a director of Seitel, Inc. (a NYSE listed oil and gas producing company), Helm Resources, Inc. (an Amex listed company that provides mezzanine financing to middle market companies), and Micros-to-Mainframes, Inc. (a NASDAQ listed company and producer of high-technology communications and computer services to Fortune 500 companies). Mr. Lerner is a graduate of Cornell University (1955) and of the New York University School of Law (1960). He is a member of the bars of New York and Pennsylvania. He has served with the U.S. Securities and Exchange Commission, the American Stock Exchange and as General Counsel to Hornblower, Weeks, Hemphill & Noyes, a New York Stock Exchange brokerage/investment firm.

         DAVID BURKE Sr. Mr. Burke was recently appointed as a member of the Board of Directors of the Company and CEO of Computer Marketplace, Inc. (CMI), a company he founded in 1983. Prior to CMI, Mr. Burke had fifteen years in a career that spanned several management positions including technical supervisor, manufacturing engineering manager, production manager, and international sales manager with the Metrigraphics Division of Dynamics Research Corporation, a multinational manufacturer and distributor of electro-optical products. Mr. Burke received his technical and business education at Worchester Polytechnic, Lowell Technological Institute and Boston University. He also received specialized training in information systems from Novell, Microsoft, IBM, HP, Compaq and other "Tier One" microcomputer and software producers. He is a Member of the American Production & Inventory Control Society. He co-authored "Metriform Fabrication, Electronic Packaging and Production," May 1981, Chaners Publishing.

         JOHN STRAATSMA. Mr. Straatsma has served as secretary since October of 1999. Since August of 1998, he has acted as a consultant to CeleXx for business development and operations. In September 1995, Mr. Straatsma founded, and since has acted as president of Consultants Ltd., a company that performs consulting work for companies active in the IT industry. For January 1983 until August 1995, Mr. Straatsma was president of Trinidad Computers Ltd., a company he helped to found. His educational background includes a Bachelor of Commerce degree from the University of Guelph, in Guelph, Ontario, Canada, and a Master of Science degree in Management from Florida International University, Miami, Florida.

Item 10. Executive Compensation

         The following table sets forth information relating to the compensation paid by CeleXx during the past fiscal year (CeleXx had no operations prior to January 1, 1999) to its Chief Executive Officer and President. No options were granted to, and no options were exercised by any of our executive officers or directors during 1999.

                                           SUMMARY COMPENSATION TABLE

                                    Annual Compensation                         Long-Term Compensation

                            ----------------------------------------     --------------------------------------
                                                                               Awards

                                                                         ------------------------
                                                                                      Securities
                                                          Other                       Under-
                                                          Annual       Restricted     Lying                     All Other
Name and Principal                                        Compen-         Stock       Options/         LTIP     Compen-
         Position          Year      Salary   Bonus       sation        Award(s)        SARs         Payouts    sation

           (a)              (b)       (c)     (d)          (e)           (f)            (g)            (h)        (i)
----------------------------------------------------------------------------------------------------------------------
  Doug Forde, Chairman,     1999   $ 34,900   -0-         -0-           -0-            -0-             -0-        -0-
    President and CEO       1998   $ 60,000
-----------------------------------------------------------------------------------------------------------------------

   STOCK OPTIONS            OPTION/SAR GRANTS IN LAST FISCAL YEAR

Individual Grants                                                              Potential Realizable   Alternative
                                                                                     Value At              To
                                                                             Assumed Annual Rates Of  (f) and (g):
                                                                                      Stock            Grant Date
                                                                             Price Appreciation For     Value
                                                                                      Option
                                                                                       Term
                                                                                                       Grant Date
                                                                               5% ($)      10% ($)      Present
                                                                                 (f)         (g)        Value $
                                                                                                          (h)

       Doug Forde            -0-         -0-   N/A         N/A                  N/A          N/A          N/A


OPTION EXERCISES AND HOLDINGS

       The following table sets forth information with respect to the exercise of options to purchase shares of common stock during the fiscal year ended December 31, 1999, of each person named in the summary compensation table and the unexercised options held as of the end of the 1999 fiscal year.

         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                                OPTION/SAR VALUES

--------------------------------------------------------------------------------------------------------------------

                                                                             Number of              Value Of
                                                                            Securities            Unexercised
                                                                            Underlying            In-The-Money
                                                                            Unexercised           Options/SARs
                                                                           Options/SARs         At Fiscal Year-
                                         Shares                         At Fiscal Year-End            End
                                      Acquired On          Value           Exercisable/           Exercisable/
                                        Exercise         Realized          Unexercisable         Unexercisable

               Name

--------------------------------------------------------------------------------------------------------------------

Doug Forde                                N/A               N/A                 N/A                   N/A

--------------------------------------------------------------------------------------------------------------------

EMPLOYMENT AGREEMENTS

DOUGLAS H. FORDE, CHAIRMAN OF THE BOARD AND PRESIDENT

         Under the terms of an employment agreement between the Company and Mr. Forde, in consideration for his services to the Company, Mr. Forde will receive an annual base salary of $150,000 as of January 1, 2000. Mr. Forde is also eligible to participate in the Company's Incentive Stock Option Plan.

LIONEL FORDE, VICE PRESIDENT AND DIRECTOR

         Under the terms of an employment agreement between the Company and Mr. Forde, in consideration for his services to the Company, Mr. Forde will receive an annual base salary of $120,000 as of January 1, 2000. Mr. Forde is also eligible to participate in the Company's Incentive Stock Option Plan.

         All Executive Officers of the Company are extended Employment Contracts with a term of three (3) years, renewable annually thereafter.

1999 STOCK OPTION PLAN

         On March 1, 1999 we adopted and implemented a Stock Option Plan (the "Plan"). The Plan increases the employees', advisors', consultants' and non-employee directors' proprietary interest in us and aligns more closely their interests with the interests of our shareholders. The Plan also maintains our ability to attract and retain the services of experienced and highly qualified employees and non-employee directors.

         Under the Plan, we reserved an aggregate of 1,000,000 shares of common stock for issuance pursuant to options granted under the Plan ("Plan Options"). Our Board of Directors or a Committee of the Board of Directors (the "Committee") will administer the Plan including, without limitation, the selection of the persons who will be granted Plan Options under the Plan, the type of Plan Options to be granted, the number of shares subject to each Plan Option and the Plan Option price.

         Plan Options granted under the Plan may either be options qualifying as incentive stock options ("Incentive Options") under Section 422 of the Internal Revenue Code of 1986, as amended, or options that do not so qualify ("Nonqualified Options"). In addition, the Plan also allows for the inclusion ofa reload option provision ("Reload Option"), which permits an eligible person to pay the exercise price of the Plan Option with shares of common stock owned by the eligible person and receive a new Plan Option to purchase shares of common stock equal in number to the tendered shares. Any Incentive Option granted under the Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of such grant, but the exercise price of any Incentive Option granted to an eligible employee owning more than 10% of our common stock must be at least 110% of such fair market value as determined on the date of the grant. The term of each Plan Option and the manner in which it may be exercised is determined by the Board of the Directors or the Committee, provided that no Plan Option may be exercisable more than 10 years after the date of its grant and, in the case of an Incentive Option granted to an eligible employee owning more than 10% of our common stock, no more than five years after the date of the grant.

         The exercise price of Nonqualified Options shall be determined by the Board of Directors or the Committee.

         The per share purchase price of shares subject to Plan Options granted under the Plan may be adjusted in the event of certain changes in our capitalization, but any such adjustment shall not change the total purchase price payable upon the exercise in full of Plan Options granted under the Plan.

         Our  officers,   directors,  key  employees  and  consultants  and  our
subsidiaries (if applicable in the future) will be eligible to receive Nonqualified Options under the Plan. Only our officers, directors and employees who are employed by us or by any subsidiary thereof are eligible to receive Incentive Options.

         All Plan Options are nonassignable and nontransferable, except by will or by the laws of descent and distribution, and during the lifetime of the optionee, may be exercised only by such optionee. If an optionee's employment is terminated for any reason, other than his death or disability or termination for cause, or if an optionee is not an employee of but is a member of our Board of Directors and his service as a Director is terminated for any reason, other than death or disability, the Plan Option granted to him shall lapse to the extent unexercised on the earlier of the expiration date or 30 days following the date of termination. If the optionee dies during the term of his employment, the Plan Option granted to him shall lapse to the extent unexercised on the earlier of the expiration date of the Plan Option or the date one year following the date of the optionee's death. If the optionee is permanently and totally disabled within the meaning of Section 22(c)(3) of the Internal Revenue Code of 1986, the Plan Option granted to him lapses to the extent unexercised on the earlier of the expiration date of the option or one year following the date of suchdisability.

         The Board of Directors or the Committee may amend, suspend or terminate the Plan at any time, except that no amendment shall be made which (i) increases the total number of shares subject to the Plan or changes the minimum purchase price therefore (except in either case in the event of adjustments due to changes in our capitalization), (ii) affects outstanding Plan Options or any exercise right thereunder, (iii) extends the term of any Plan Option beyond ten years, or (iv) extends the termination date of the Plan. Unless the Plan has been suspended or terminated by the Board of Directors, the Plan shall terminate in approximately 10 years from the date of the Plan's adoption. Any such termination of the Plan shall not affect the validity of any Plan Options previously granted thereunder.

         As of March 31, 2000 no options have been granted.

Section 16(a)  Beneficial Ownership Reporting Compliance

COMPLIANCE

         Pursuant to Section 16(a) of the Securities Exchange Act of 1934, each executive officer, director and beneficial owner of 10% or more of the Company's Common Stock is required to file certain forms with the Securities and Exchange Commission. A report of beneficial ownership of the Company's Common Stock on Form 3 is due at the time such person becomes subject to the reporting requirement and a report on Form 4 or 5 must be filed to reflect changes in beneficial ownership occurring thereafter. During the year ended December 31, 1999 and as of March 31, 2000, none of the executive officers, directors, and beneficial owners of 10% or more of the Company's Common Stock were current with these filing requirements.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding the Company's shares ("Shares") of Common Stock, par value $.001, beneficially owned as of March 31,2000 for:

- each shareholder known by the Company to be the beneficial owner of five (5%) percent or more of the Company's outstanding Common Stock, each of the Company's executive officers and directors, and

-    all executive officers and directors as a group.

         In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities to which the person has the right to acquire beneficial ownership within sixty (60) days. As of March 31,2000 there were 12,912,813 shares of Common Stock outstanding.

                                                         Approximate
                                                         Percentage of

                                  No. of                 Outstanding Shares

NAME(1)                           SHARES

                                  BENEFICIALLY OWNED

Douglas H. Forde                      775,000                 6.0%
Lionel Forde(2)                       650,000                 5.0
Vincent Caminiti                      750,000                 5.8
Moty Hermon                           500,000                 3.9
William Lerner                           -                     -
Michelle J. Michalow(3)             1,150,000                 8.9
John W. Straatsma                     250,000                 1.9
All Executive Officers and
  Directors as a group (6 persons)  2,925,000                22.65
----------

(1) Unless otherwise indicated, the address of each of the persons set forth above is 7251 West Palmetto Park Road, Boca Raton, FL 33433.

(2)  Lionel Forde is the brother of Douglas H. Forde.

(3) Ms. Michalow is a former officer of CeleXx. Includes 1,733,333 shares owned by Edinburgh Consulting, which is wholly-owned by Ms. Michalow.

Item 12. Certain Relationships and Related Transactions

         In November 1998, we entered into an agreement with Girmon Investment Co., Limited, a company which is 33% owned by Moty Hermon, a member of our board of directors. The agreement is for corporate finance advisory services for an initial period of 36 months. As consideration for business, advisory and other consulting services performed on our behalf, Girmon Investment received 500,000 shares of our Common Stock. Each share was valued at $.25 for an aggregate value of $125,000.

         Since February 1998, Edinburgh Consulting, an entity that is wholly-owned by Michelle J. Michalow, a former officer of CeleXx, has loaned us $664,761. In December 1998, Edinburgh contributed to capital $216,121. In February 1999, pursuant to the terms of a consulting agreement between Edinburgh and CeleXx, Edinburgh converted $133,333 of the outstanding debt into 1,333,333 shares of our common stock at $.10 per share. Additionally, in March 1999 Edinburgh converted the remaining $315,307 into 400,000 shares of our common stock at $.78 per share.

Item 13. Exhibits and Reports on Form 8-K

     (a) Exhibits.

          The Exhibits listed below are filed or incorporated by reference herein.

                                  EXHIBIT INDEX

                                  -------------


Exhibit                      Description of Document
Number                       -----------------------

------


21.1           Subsidiary ofCeleXx Corporation.

     (b) Reports on Form 8-K.

          The Company did not file any reports on Form 8-K during the three months ended December 31,1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 17, 2000                                    REGISTRANT:

                                                         CeleXx Corporation

                                                      By:    /s/ Doug H. Forde
                                                         -----------------------
                                                                 Doug H. Forde
                                               President, Chairman of the Board,
                                                     and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:           /s/ Doug H. Forde                                   March 31, 2000
      ---------------------------------------------------

                  Doug H. Forde
                  President, Chairman of the Board,
                  and Chief Executive Officer
                  (principal executive officer)

By:           /s/ David C. Langle                                 March 31, 2000
      ---------------------------------------------------

                  David C. Langle
                  Vice President Finance
                  And Chief Financial Officer

By:           /s/
         ---------------------------------------------------
                  Director


By:           /s/

      ---------------------------------------------------
                  Director


By:           /s/

         ---------------------------------------------------
                  Director

A copy of the Company's Annual Report on Form 10-KBS for the year ended December 31, 1999, with exhibits, may be obtained by any stockholder of the Company, without charge, by writing to: CELEXX CORPORATION, Attn: Investor Relations, 7251 W. Palmetto Road, Suite 208, Boca Raton, FL 33433

                                  Exhibit Index

                                  -------------

 Exhibit

 Number                      Description of Document

 ------                      -----------------------


21.1        Subsidiary of CeleXx Corporation

27          Financial Data Schedule