Form 10QSB
period 2000-03-31
CELEXX CORP
filed 2000-05-22
CIK 1096085

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31,2000

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to ________________

                        Commission file number 000-30468

                               CELEXX CORPORATION

        (Exact name of small business issuer as specified in its charter)

         Nevada                                             65-0728991
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)

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

Yes |X| No |_|

The number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2000:

Common Stock, $.01 Par Value - 12,412,613 shares

Transitional Small Business Disclosure Format (check one):

Yes |_| No |X|

PART I  Financial Information

ITEM 1   Financial Statements


                       CELEXX CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2000
                                   (unaudited)

                                     ASSETS

CURRENT ASSETS:

     Cash                                                 $              84,481
     Accounts receivable                                                154,954

     Advances to employees                                               12,745
                                                             -------------------
TOTAL CURRENT ASSETS                                                    252,180

FURNITURE AND EQUIPMENT, net                                             65,756

GOODWILL, net                                                            91,667

INTANGIBLES ASSETS, net                                                 982,517

OTHER ASSETS                                                             92,850

                                                             ===================
                                                          $           1,484,970
                                                             ===================


                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable and accrued expenses                $             250,448
     Note payable related party                                         100,000
     Advances from shareholder                                          127,013
     Deferred revenue                                                   169,882
                                                             -------------------
     TOTAL CURRENT LIABILITIES                                          647,343
                                                             -------------------

LINE OF CREDIT - long term portion                                      253,133
                                                             -------------------
COMMITMENTS                                                                   -

STOCKHOLDERS' EQUITY:

     Preferred stock, $001 par value, 1,000,000 share authorized;
        none issued                                                           -

     Common stock, $.001 par value, 20,000,000 shares authorized;
        12,412,613 shares issued and outstanding                         12,413
     Additional paid-in capital                                       4,902,686

     Deferred financing costs                                          (510,400)

     Accumulated Deficit                                             (3,820,205)
                                                             -------------------
           TOTAL STOCKHOLDERS' EQUITY                                   584,494
                                                             -------------------

                                                             ===================
                                                          $           1,484,970
                                                             ===================


                 See notes to consolidated financial statements.

                       CELEXX CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 Three Months Ended March 31,
                                                         -----------------------------------------
                                                                      2000                  1999
                                                                 (unaudited)           (unaudited)
                                                         -------------------    ------------------

REVENUE                                                  $          361,858     $               -
COST OF REVENUE                                                     162,081                     -
                                                         -------------------    -------------------
GROSS PROFIT                                                        199,777                     -

OPERATING EXPENSES                                                1,791,505               261,585
                                                         -------------------    -------------------
LOSS FROM OPERATIONS                                             (1,591,728)             (261,585)

INTEREST EXPENSE                                                      5,959                     -


                                                          -------------------   -------------------
NET LOSS                                                  $      (1,597,687)    $        (261,585)
                                                          ===================   ===================

NET LOSS PER COMMON SHARE - basic and diluted             $           (0.13)    $           (0.04)
                                                          ===================   ===================
WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING - basic and diluted                               11,848,910             7,073,725
                                                          ===================   ===================

                See notes to consolidated financial statements.

                     CELEXX CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Three Months Ended March 31,
                                                                                   -----------------------------------------
                                                                                           2000                     1999
                                                                                       (unaudited)              (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                     $    (1,597,687)          $    (261,585)
     Adjustments to reconcile net loss to net cash                                ----------------          ----------------
        used in operations:

           Amortization and depreciation                                                   40,740                       -
           Common stock issued for services                                             1,426,866                       -

     Changes in assets and liabilities net of effects from acquisition:

        Marketable securities                                                                   -                 (51,000)
        Accounts receivable                                                               (78,031)                (12,474)
        Advances                                                                              400                 (87,170)
        Other assets                                                                            -                 (62,075)
        Accounts payable and accrued expenses                                             (19,552)                (94,174)
        Deferred revenue                                                                   82,498                       -
                                                                                   ----------------         ----------------
                                                                                        1,452,921                (306,893)
                                                                                   ----------------         ----------------
NET CASH USED IN OPERATING ACTIVITIES                                                    (144,766)               (568,478)
                                                                                   ----------------         ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                                                                 (26,526)                (13,800)
                                                                                   ----------------         ----------------
NET CASH USED IN INVESTING ACTIVIES                                                       (26,526)                (13,800)
                                                                                   ----------------         ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Sale of common stock                                                                       -                 890,250
     Decrease in line of credit                                                            (5,409)                      -
     Borrowings from related parties                                                      118,000                 348,640
     Increase (decrease) in due to related parties                                          5,500                       -
                                                                                   ----------------         ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 118,091               1,238,890
                                                                                   ----------------         ----------------
NET (DECREASE) INCREASE IN CASH                                                           (53,201)                656,612

CASH - beginning of period                                                                137,682                       -
                                                                                   ----------------         ----------------
CASH - end of period                                                             $         84,481          $      656,612
                                                                                  =================         ================

                 See notes to consolidated financial statements.

                    CeleXx Corporation and Subsidiaries
         Notes to Unaudited Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of CeleXx Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Form 10-KSB for the year ended December 31, 1999.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The results for the three months ended March 31, 2000, and 1999, are not necessarily indicative of financial information for the full year. For further information, refer to the consolidated financial statements and footnotes included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 1999.

2. Stockholders' Equity

During the three months ended March 31, 2000, the Company issued 1,505,555 shares of common stock to various individuals and consultants for services rendered. The Company has recorded non-cash compensation of $1,426,866 relating to the issuance of 1,085,555 of the aforementioned shares. In addition 420,000 shares of the Company's common stock were issued pursuant to the Company's issuance of 350 shares of convertible preferred stock in April 2000 and has been recorded as deferred financing costs.

3. Pro-forma Information

On May 25, 1999 the Company signed a merger agreement and took effective control of Pinnacle East, Inc. ("Pinneast"). The following unaudited pro-forma condensed statement of operations for the three months ended March 31, 1999 reflects the combined results of CeleXx and Pinneast as if the acquisition had occurred on January 1, 1999.

                  REVENUES                  $178,000
                                            --------
                  GROSS PROFIT                97,000
                                            --------
                  OPERATING EXPENSES         395,000
                                            --------
                  NET LOSS                  $298,000
                                            --------
                  NET LOSS PER SHARE         $( 0.04)
                                            --------

Part I Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three Months Ended March 31, 2000, and 1999

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON MANAGEMENT'S CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS, BELIEFS AND ASSUMPTIONS. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE THOSE DISCUSSED IN "PART I -
ITEM  1  DESCRIPTION  OF  BUSINESS  -  RISK  FACTORS"  AND  "PART  II - ITEM 6 -
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAINED IN THE COMPANY'S FORM 10-KSB FOR THE FISCAL YEAR ENDED MARCH 31, 1999, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. INVESTORS SHOULD REVIEW THIS QUARTERLY REPORT IN COMBINATION WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB IN ORDER TO HAVE A MORE COMPLETE UNDERSTANDING OF THE PRINCIPAL RISKS ASSOCIATED WITH AN INVESTMENT IN THE COMPANY'S STOCK.

Overview

CeleXx Corporation is an Information Technology company that provides organizations with support services and integrated computer and telecommunications based systems that improve individual performance. Celexx's strategy in providing these services has been accomplished through the acquisition and consolidation of Information Technology (IT)businesses. In general, these businesses provide services such as engineering design and layout for the installation of network systems, Web site development, computer hardware and software integration, and training and ongoing technical support to client companies. In certain situations, however, computer hardware and software may be sold as part of the overall service solution.

Results of Operations

The Company's total revenue was $361,858 for the quarter ended March 31, 2000 compared to $0 for the same quarter last year. The increase in revenue is a result of its first acquisition, Pinnacle East, Inc. in May 1999.

Gross profit was 55% for the quarter ended March 31, 2000, which is a result of the aforementioned acquisition.

Operating expenses increased by $1,535,879 or 587% for the quarter ended March 31, 2000, compared to the same period in 1999. As a percentage of sales, operating expenses were 497% of total sales in the quarter ended March 31, 2000. The increase in operating expenses for the quarter ended March 31, 2000 is primarily due to the recognition of $1,426,866 in non-recurring, non-cash compensation expense for the issuance of stock for services rendered, in addition to increases in salaries, professional expenses and transaction costs associated with on-going acquisitions and capital raising efforts.

Liquidity and Capital Resources

The Company has satisfied its cash requirements primarily through cash flow from borrowings from its majority shareholder and principal officer. At March 31, 2000, the Company had $84,481 in cash.

During the three months ended March 31, 2000, cash provided by financing activities of $118,091 was derived from related party borrowings. Such amounts were exceeded by cash used in operating and investing activities of $171,292, resulting in a $53,201 decrease in cash.

On April 7, 2000, the Company completed a financing agreement with Birch Circle LLC ("Birch"), a private investment banking firm, and raised $3,500,000 for the Company through the sale of shares of the Company's Series A Convertible
Preferred Stock ("Preferred Shares"). Approximately $1.6 million of the net proceeds (including accounting and attorneys fees) had been earmarked for the acquisition of Computer Marketplace, Inc..

The Company believes that it will require additional cash infusions to meet the Company's projected working capital and other cash requirements in its current fiscal year ending December 31, 2000.

Part II Other Information

Item 2. Changes in Securities and Use of Proceeds

         NONE

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            27.1  Financial Data Schedule

      (b) The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Boca Raton, state of Florida, on the 19th day of May, 2000:

Celexx Corporation

By:           /s/ Doug H. Forde                                     May 19, 2000
      ---------------------------------------------------

                  Doug H. Forde
                  President, Chairman of the Board,
                  and Chief Executive Officer
                  [principal executive officer]

By:           /s/ David C. Langle                                   May 19, 2000
      ---------------------------------------------------

                  David C. Langle
                  Vice President Finance
                  And Chief Financial Officer
                 {principal accounting officer]