Form 10QSB/A
period 2000-03-31
CELEXX CORP
filed 2000-08-22
CIK 1096085

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB/A

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

                  REVENUES                  $178,000
                                            --------

                  GROSS PROFIT                97,000
                                            --------

                  OPERATING EXPENSES         395,000
                                             -------

                  NET LOSS                  $298,000
                                            --------

                  NET LOSS PER SHARE         $( 0.04)
                                            --------

                       CeleXx Corporation and Subsidiaries

              Notes to Unaudited Consolidated Financial Statements

4. Subsequent Events

 On or about March 10, 2000, the Company's ("Celexx" and/or the "Company") president signed an omnibus agreement with E-Pawn.com, Inc. (EPWN:OTCBB)("E-Pawn") whereby, under certain conditions: (a) E-Pawn was to purchase 1,000,000 shares of Celexx common stock at $5.00 per share in cash, (b) Celexx would receive payments for management fees as the appointed manager of E-Pawn and, (c) upon the final funding of 1,000,000 shares of Celexx Common Stock at $5.00 per share E-Pawn would have the option to exchange $50 million in market value of E-Pawn common stock for $50 million in market value of Celexx common stock with a duplicate option for an additional $50,000,000 for a one year period. The closing of the above transactions was to occur on or before March 31, 2000. At E-Pawn's request in April 2000 an amendment to the agreement was signed to provide for the exchange of 1,000,000 restricted shares of Celexx common stock for 1,000,000 shares of freely trading common stock of E-Pawn to satisfy the cash payment for the 1,000,000 Celexx shares. The option arrangement was also amended to be completed with an exchange of 10 million shares of E-Pawn shares for 12 million shares of Celexx common stock. Celexx issued the 1,000,000 shares of common stock to E-Pawn on April 13, 2000 and contemporaneously, loaned $500,000 to E-Pawn in the form of an unsecured, short-term demand loan. The agreement and amendments were at all times subject to various approvals, including the Celexx Board of Directors. The granting of the $50 million stock exchange would have represented a change in control and, as a merger transaction, required Celexx shareholder approval.

         Prior to Celexx obtaining approvals for the above described transaction, the President of E-Pawn was indicted by the United States Department of Justice for securities violations and E-Pawn was made the target of further investigations. Further, the SEC suspended trading in E-Pawn stock due to lack of current information and inaccurate information. In addition, at no time did E-Pawn ever appoint the Company as its manager, although services were performed. Nor, did E-Pawn effect the share exchange option.

     Based on the above events, the SEC's allegations that E-Pawn disseminated false information and the possibility that the investigation of E-Pawn might reveal other securities law violations, the Company determined that the above agreement was never properly approved or consummated and has been taking steps to rescind the transaction, unwind the transfer of shares and pursue collection of the loan receivable. The Company's counsel has opined that the above transaction was void ab initio (from the beginning) and the Company has informed its transfer agent to cancel the shares issued to E-Pawn. In response to the Company's action, E-Pawn has commenced suit to enforce only those sections of the agreement which the Company believes are favorable to E-Pawn. The Company has moved to dismiss the Complaint and intends to vigorously defend the action. Celexx's counsel believes that the lawsuit is frivolous and is of the opinion that the Company will prevail.

Part I Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three Months Ended March 31, 2000, and 1999

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON MANAGEMENT'S CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS, BELIEFS AND ASSUMPTIONS. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE THOSE DISCUSSED IN "PART I -
ITEM 1 - DESCRIPTION OF BUSINESS - RISK FACTORS" AND "PART II - ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAINED IN THE COMPANY'S FORM 10-KSB FOR THE FISCAL YEAR ENDED MARCH 31, 1999, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. INVESTORS SHOULD REVIEW THIS QUARTERLY REPORT IN COMBINATION WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB IN ORDER TO HAVE A MORE COMPLETE UNDERSTANDING OF THE PRINCIPAL RISKS ASSOCIATED WITH AN INVESTMENT IN THE COMPANY'S STOCK.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Boca Raton, state of Florida, on the 18th day of August, 2000:

Celexx Corporation

By:           /s/ Doug H. Forde                                  August 18, 2000
      ---------------------------------------------------
                  Doug H. Forde
                  President, Chairman of the Board,
                  and Chief Executive Officer
                  [principal executive officer]

By:           /s/ David C. Langle                                August 18, 2000
      ---------------------------------------------------
                  David C. Langle
                  Vice President Finance
                  And Chief Financial Officer
                  {principal accounting officer]