Form 10KSB
period 2000-06-30
CELEXX CORP
filed 2000-10-18
CIK 1096085

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

     [ ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
         OF 1934

     [X] TRANSITION REPORT UNDER SECTION 13 OR  15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 [No Fee Required]

        For the transition period from January 1, 2000 to June 30, 2000.

                        Commission file number 000-30468

                               CELEXX CORPORATION
        (Exact name of small business issuer as specified in its charter)

      Nevada                                                          65-0728991
(State or other  jurisdiction of                                 (I.R.S.Employer
incorporation or organization)                               Identification No.)


                          7251 West Palmetto Park Road,
                                    Suite 208
                               Boca Raton, Florida, 33433
                    (Address of principal executive offices)

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

ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR:  $3,565,274

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 21, 2000 was approximately $6,240,000 (based on the last sale price as reported on the over-the-counter Bulletin Board).

     The number of shares outstanding of each of the issuer's classes of common equity as of September 21, 2000: Common Stock, $.001 Par Value - 24,019,696 shares

        DOCUMENTS INCORPORATED BY REFERENCE: NONE

   Transitional Small Business Disclosure Format (check one): Yes __ No _X

                               CELEXX CORPORATION

                 June 30, 2000 Transition Report on Form 10-KSB

                                      INDEX

                                     Part I

Item 1.   Description of Business............................................. 3
Item 2.   Description of Property............................................ 14
Item 3.   Legal Proceedings.................................................. 14
Item 4.   Submission of Matters to a Vote of Security Holders................ 15



                                     Part II

Item 5.   Market for Common Equity and Related Stockholder Matters........... 16
Item 6.   Management's Discussion and Analysis or Plan
          of Operations...................................................... 17
Item 7.   Financial Statements....................................... F-1 - F-19
Item 8.   Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure........................................... 21

                                    Part III

Item 9.   Directors, Executive Officers, Promoters and Control Persons,
          Compliance With Section 16(a) of the Exchange Act.................. 22

Item 10.  Executive Compensation............................................. 24
Item 11.  Security Ownership of Certain Beneficial Owners and
          Management......................................................... 27
Item 12.  Certain Relationships and Related Transactions..................... 28

                                     Part IV

Item 13.  Exhibits and Reports on Form 8-K................................... 29

                                     PART I

Item 1.

DESCRIPTION OF BUSINESS

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON MANAGEMENT'S CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS, BELIEFS AND ASSUMPTIONS. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE THOSE DISCUSSED BELOW UNDER "BUSINESS - RISK FACTORS" ON PAGES 11 THROUGH 14 AND ELSEWHERE IN THIS FORM 10-KSB. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. HOWEVER, READERS SHOULD CAREFULLY REVIEW THE FACTORS DISCUSSED IN OTHER REPORTS OR DOCUMENTS THAT THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, PARTICULARLY THE QUARTERLY REPORTS ON FORM 10-QSB AND ANY CURRENT REPORTS ON FORM 8-K.

OVERVIEW

On June 9, 2000, our Board of Directors approved the change of our fiscal year-end from a year ended on December 31, which was the fiscal year end used in our last Annual Report on Form 10-KSB filed with the Securities and Exchange Commission to the new fiscal year end of June 30. This report for the six-month period ended June 30, 2000 covers the transition period. Unless otherwise indicated, references to fiscal 1999 mean the fiscal year ended December 31, 1999, and fiscal 2000 will refer to the six months ended ending June 30, 2000.

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

Effective May 25, 1999, the Company acquired through its wholly owned subsidiary, Pinneast.com, Inc. ("Pinneast"),all of the outstanding common stock of Pinnacle East, Inc. a South Carolina corporation, pursuant to an Agreement and Plan of Reorganization for a value of $900,000. Payment consisted of 500,000 shares of CeleXx common stock and $100,000 in cash, that as of June 30, 2000, $58,500 had been paid. Stephen Lounsberry and Mitchell N. Smith, President and Vice President of Pinneast, respectively, also owning 100% of the outstanding capital stock of Pinneast, received 275,000 and 225,000 common shares of CeleXx, respectively. All key management personnel were retained and signed 3-year employment agreements.

The Company's second acquisition, Computer Marketplace, Inc. ("CMI") was completed on April 14, 2000, pursuant to an Agreement and Plan of Reorganization for a value of $ 4,300,000. Payment consisted of 1,400,000 shares of CeleXx common stock, payment of $1,500,000 in cash and a promissory note for $1 million at 6%, payable in equal installments at the first and second anniversaries. All key management personnel were retained and signed 3-year employment agreements.

CeleXx Corporation to date has a short operating history, and since its inception has generated losses from operations on a consolidated basis amounting to $4,730,858. At present, the only material businesses that have been successfully combined with the Company are Pinneast and CMI. While the Company plans to continue to acquire existing businesses in accordance with its business plan, there can be no assurances that the Company will be successful in its acquisition plans or in securing financing to acquire such operating companies.

To date, the Company has not earned a profit and can give no assurances if and when it will become profitable. Similarly, because of its limited operating history and accumulated losses, the Company's ability to attract desirable businesses for acquisition could be limited. Moreover, there can be no assurance that such acquisition candidates, if found, could be acquired under terms acceptable to the Company. Consequently, failure to complete future acquisitions could limit the Company's ability to expand in accordance with its business plan.

In the second quarter of 2000, CeleXx structured its existing business into four
(4) operating groups.

GENERAL

CeleXx Corporation is an integrated management company involved in the acquisition, consolidation, integration and management of private Information Technology (IT) businesses. The headquarters organization provides overall management and direction for the operating entities, essentially leaving them free of many of administrative encumbrances such as human resource planning, finance and accounting, to concentrate on their core businesses.

CeleXx's  operations  are  organized  into four groups  according  to  function:
Integrated Solutions, Performance Media, Information Engineering, and Special Applications. Each Group is under the direction of a Group President, who is responsible for the day to day management and direction of operations within the Group, and for coordinating the Group's functions to ensure a seamless integration with the other operating groups; thereby, giving our customers all the benefits of an enterprise-wide IT service provider.

The Performance Media Group (PMG) develops high-end multimedia applications in all the major formats delivering e-Education, Distance Learning, and other interactive Web-based solutions. In addition, PMG delivers technical training and support to clients, and supports the assessment, customization, implementation and delivery of other major providers' Learning Management Systems (LMS). E-education is the culmination of internally based training and learning using the Internet.

Revenues within the Celexx Performance Media Group and contracts for future business have increased substantially since 1999. PMG continues to develop in the areas of corporate training, Distance Learning and e-Education markets. In December 1999, for example, the Group signed an open-ended contract to web-host Dow Chemical's worldwide computer based training programs.

The Integrated Solutions Group (ISG) integrates new systems with legacy systems; new and legacy systems with the Internet; provides network engineering; custom configuration of multiple systems; and provides integration, design, customization and implementation of computer telephony networks and voice over Internet Protocol (VoIP) applications.

Revenues within the Integrated Solutions Group also continue to increase with the increased contractual services with Sudexho-Marriott, Investors Bank, Cisco and other major clients for which the Company is providing custom systems and/or solutions. In addition, the Company is partnering with Hewlett-Packard, Exodus, Citrix and other major OEMs and solutions providers.

The Information Engineering Group (IEG) includes the development of complex electronic databases and specialized engineering functions in graphics, facilities management and wireless technologies to provide customers with highly specialized solutions in the handling of large-scale data. Currently, no revenues have been earned through IEG. The Company had contracted to acquire Moore Resource Systems, Inc., a private company and provider of data base integration services to the oil and gas energy sector, based in Canada. The closing for this transaction was scheduled to occur prior to September 1, 2000, however, after extensive negotiations and the effects of a low stock price on the Company stock and related non-completion of financing the transaction was cancelled. Management of the Company determined that it was not in the best interest of the Company's shareholders to continue with this acquisition at this time until the Company's stock price becomes more favorable. The Company presently continues discussions with Moore Resource Systems and other potential target acquisitions for this group. There can be no assurance that the Company will be in a position to attract sufficient capital or that such capital will be available to the Company on favorable and desirable terms to complete this acquisition. If the Company is unsuccessful in its attempt to raise growth and working capital at rates that are acceptable to the Company, and cannot complete this acquisition its prospects for growth could be greatly diminished.

The  Special   Applications   Group  (SAG)   encompasses   the  development  and
distribution of specialized products, custom engineering and software development, and "help desk" operations. At present, the Company has one such product, Dealer2Dealer, a web-based solution for tracking the inventories of new and used automobiles. This group has earned no revenues.

The field of Information Technology (IT) has grown in tandem with the worldwide proliferation of computerization over the last two decades, and has expanded its rate of growth with the commercialization and universal acceptance of the Internet and corporate Intranets over the last five years. Several sources, including International Data Corporation (IDC), concur that the number of online users will grow from about 150 million worldwide now to about 500 million by 2003. This projected growth is expected, in turn, to fuel the demand for new computer products and services and create new market opportunities in this field.

According to IDC, business-to-business e-commerce is one of fastest growing sectors of e-commerce and is expected to exceed $179 billion by 2001. To capitalize on this growth, many businesses are expanding and upgrading their Internet and networking infrastructures. The industry is highly competitive and is characterized by numerous small companies, many offering proprietary products and services. Although there are a few significant players, such as IBM and Cisco, as yet, no clear leader has emerged. The company currently holds a negligible market share in this field, and currently has neither the capital nor technical resources to capture meaningful market share. Nevertheless, revenues from this source are growing.

IDC is a leading provider of information technology data, industry analysis and strategic and tactical guidance to builders, providers and users of information technology. IDC is based in Framingham, Massachusetts and maintains offices in more than 40 countries around the world.

MANAGEMENT AND STRATEGY

The core management of CeleXx is composed of individuals experienced in finance, accounting, and Information Systems. Members of our management team have been employed by or have been consultants to startup companies and multinational corporations such as IBM, McGraw-Hill and Xerox for more than two decades. Our President, Treasurer and Chief Financial Officer have all been involved in the financial and business aspects of mergers and acquisitions, as well as with the investigation and business analysis of prospective acquisitions at Xerox and McGraw-Hill, and for many smaller entrepreneurial firms.

The core strategy of our company is to acquire complementary businesses in the information technology industry that add value by increasing market share, revenues, or profits, or by reducing operating costs, or by enhancing the Company's ability to perform in the market place. We must caution, however, that the achievement of these targets is highly dependent upon current management as well as upon the Company's ability to attract new capital. There can be no assurance that we will be in a position to attract sufficient capital or that such capital will be available to the Company on favorable and desirable terms. If the Company is unsuccessful in its attempt to raise growth and working capital at rates that are acceptable to the Company, its prospects for growth could be greatly diminished.

To date, CeleXx has focused on service and solution companies that provide customers with systems and network integration, the Internet, and computer and web based training. Companies in systems engineering, systems design, e-commerce platform development, and network consulting are the most desired potential acquisition candidates for CeleXx. Through the acquisition of CMI, CeleXx has also become involved in developing and delivering telecommunications systems such as telephone routers, networked e-mail systems, and remote telephone diagnostic systems. Today, telephony integration represents almost 20% of our revenues.

One important criterion for acquisition is the potential synergy of the business to be acquired with those that already exist within the CeleXx structure. CMI and Pinneast, for example, share a number of their larger clients. CMI provides hardware, systems, and services to several of these clients while Pinneast provides training and e-Education to assure that users understand and take full advantage of the systems that CMI has provided. CeleXx generally looks for companies that will add $5 million to $15 million, or more to revenue; and/or companies that have been profitable on a pretax, pre-interest basis. Acquisition valuations are often based on an EBIT multiple of four (4) to six(6). In addition, the companies must have at least a three-year history with recently audited financial information and a strong management team. CeleXx requires top management to stay with the company after the acquisition and ties a portion of the final purchase price to future performance. In any event, CeleXx reserves the right to negotiate the purchase price and terms of an acquisition, and may, from time to time, elect to acquire a business with a history of losses if, in the opinion of the management and the board of directors of the Company, such an acquisition might add value to the Company and/or holdings under the CeleXx umbrella.

CORPORATE STRUCTURE

Our Group structure, which was instituted during the second quarter of 2000, combines and integrates the best practices of our operations and establishes a solid platform for growth in a world that is becoming increasingly dependent upon the Internet, corporate intranets, wide area networking and the electronic exchange of information.

These groups, and the companies within the groups, share many similar customers and provide value-added products and services that are complementary but non-competitive within the CeleXx family.

THE CELEXX PERFORMANCE MEDIA GROUP

Pinneast was formed in January 1994 in order to capitalize on the growing demand for computer-based alternatives to instructor lead training. As the anchor of the CeleXx Performance Media Group (PMG) it provides our customers, mainly Fortune 500 companies, with customized interactive (i.e., can be controlled by the user) multimedia (i.e., combining text, graphics and motion) training design and development services. Toward this end, PMG evaluates the specific practices and procedures a client might be using, and then details a plan for developing training programs that address the client's specific requirements. For the most part, these training programs are designed to fill specific needs; for example, to help employees improve performance (productivity); to help employees gain awareness of certain issues, their causes, and cures (e.g., sexual harassment); to help employees avoid common accidents or to comply with certain governmental regulations such as OSHA; to teach new skills (e.g., how to operate a certain machine); or to teach general skills (e.g., computing). PMG also develops and produces marketing tools (e.g., promotional material, video demonstrations, etc.) for customers to distribute in the form of CD ROMS or via the Internet.

Today, PMG's clients include a broad base of industrial companies, banks, financial institutions, government agencies and educational institutions. Prominent among its clients are Dow Chemical, for which PMG produces and hosts (maintains the site for) world-wide Web-based training programs; The US Army, for which PMG develops a wide array of training programs related to the proper use and maintenance of weapons systems; Delta Airlines, for which PMG designs and produces safety training programs; and Bank of America, for which PMG develops financial training programs. All of PMG's programs are high in multimedia (text, video, graphics and motion) content and are delivered to the end user via CD ROMs, the Internet (World Wide Web), or private corporate intranets (Internet based links for a specific company or group).

Operations currently within Performance Media Group generated about $200,000 in revenue during their first year, primarily from its first customer, Fleet Mortgage, and from a local grocery chain, Harris Teeter Grocers. During the second year, a two-year, $800,000 contract with Hoechst Chemical was established to provide OSHA mandated training to its Hoechst Chemical's employees. PMG also continued to expand within the financial community by generating contracts with several banks and insurance companies.

In 1996, PMG (through Pinneast) expanded its distance learning and e-Education deployment as it delivered an Internet-accessed medical support program, called Learners Toolkit for Open Time, for the Thomas Jefferson University Hospital. By 1998, the revenue base had expanded to more than $800,000 and contracts with companies throughout a variety of industries and government organizations were established. In 1999, PMG signed an open-ended contract to host Dow Chemical's worldwide computer based training programs.

While the PMG group has been particularly successful with companies in a few key industries such as finance, insurance, transportation and manufacturing, the scope of its services can be applied to most businesses and government organizations. Generally, however, its customers need to be large enough to have ongoing training and training support programs for their employees. PMG maintains a customer retention rate in excess of 80%.

PMG's products fall into three main categories: training, distance learning, and marketing. E-education products include custom computer-based training (CBT) programs, custom web-based training (WBT) programs, instructional design, instructor-lead training, learning management systems (LMS) and consultation. PMG's marketing products include: interactive marketing CD-ROMs, corporate web page development, e-commerce systems, site development, and consultation.

In developing and producing training programs for its clients, PMG combines business performance consulting, instructional design, graphic design and animation, computer methodologies and media technologies to meet the specific performance improvement (productivity) needs of its clients. The solutions and training programs are delivered via CD-ROM or the Web. Furthermore, the Company markets and distributes its products and services through trade sources, customer referrals and direct marketing.

PMG's instructional design philosophy and approach focus on helping clients improve employee performance through training. The interactive nature of the program permits the user (learner) to stop, start, or repeat any portion of the program he or she may desire, at any time. PMG's approach to interactive multimedia design addresses multiple learning styles in an attempt to more effectively reach the diverse audiences for which these programs are intended. Secondly, our interactive multimedia programs engage the learner with simulated performance-based routines, enhanced by corrective feedback that is directly applicable to the learner's real world performance responsibilities.

The instructional material is designed to engage or link the learner to interactive multimedia so that real world knowledge, skills and methodologies are practiced and developed and, thus, become directly transferable to on-the-job performance. In addition to designing from the learner's performance perspective and needs, PMG designs training programs within the context of the client's business objectives and priorities so that individual performance improvements are relevant: they impact overall business performance.

The CeleXx Performance Media Group currently has 24 employees.

THE CELEXX INTEGRATED SOLUTIONS GROUP

Computer Marketplace, Inc. (CMI) was acquired in April 2000, to become the flagship of the CeleXx Integrated Solutions Group (ISG). At the time of its acquisition, CMI, located in Tewksbury, Massachusetts, was a sixteen-year-old network solution and system design company, founded in 1983.

Today, the CeleXx Integrated Solutions Group focuses on providing Fortune 1000 companies, government agencies and educational institutions with networking solutions, systems integration, and computer telephony integration. Within the Group is broad and diversified client list ranging from major telecommunications companies to public school systems throughout North America. ISG's customers include: America On-Line, Lucent Technologies, AT&T, J.C. Penny, Bell Canada, The Prudential Insurance Companies, the Boston Public Schools, Sprint Corp., IBM Global Services, USA Group, USA Bank, and Hewlett Packard Co., among many others. ISG services these customers by designing, installing and implementing local area network (LAN) and wide area network (WAN) systems, by customizing software on clients' existing computer networks allowing the client the transmission of telephone conversation via the internet for long distance calls and computer related maintenance functions. In 1998, CMI reported $16.7 million in revenues, with pretax earnings of approximately $922,000. For the fiscal years ended, February 1999 and 2000, CMI reported revenues of $16.7 million and $15.8 million and pretax earnings of $921 thousand and $364 thousand, respectively. For the period from March 1, 2000 to June 30, 2000, CMI had $2.9 million in revenues and pretax earnings of approximately $62 thousand.

CMI got started in 1983 as a retail operation and rapidly grew to five store locations. In 1990, management undertook a major restructuring in order to capitalize on the growing demand for software, systems and solutions rather than just hardware. Management also recognized the opportunity to utilize this new focus to expand its market nationwide and establish an international presence. Consequently, the company shifted its focus from individuals and small operations to businesses and eliminated the retail side of the business. It moved its operations into a single location and began advertising in local business journals. In addition, CMI developed new marketing strategies focusing on system integration, services and Fortune 1000 companies. Within the last several years, CMI expanded its network solutions business and entered into the growing field of telecommunications. Today, the company is divided into two basic divisions: Networking and Telephony.

Today, the CeleXx Integrated Solutions Group provides its customers with complete, ready-to-run networks using Novell and Windows NT platforms. ISG assesses a customer's needs, determines the appropriate configuration, purchases the necessary software and hardware and then assembles and tests the components at the customer's site. While certain large installations can run as high as $1 million or more, the average order for a network solution is about $200,000. ISG takes care of all aspects of the installation, from delivery and setup to completing the necessary licensing and warranty procedures. ISG also provides its customers with systems operation training, vendor updates and upgrades, as well as a 24-hour Help Service.

Today, CMI is also engaged in helping its customers capitalize on the capabilities of the Internet. More specifically, CMI is helping customers implement voice over IP (Internet Protocol) technology, which is a low cost alternative to standard telephone service. This is accomplished through the design and implementation of customized software on a client's existing computer network, or on a new network, allowing the client the transmission of telephone conversation via the Internet for long distance calls. Network contracts represent approximately 50% of the company's revenues.

Over the last few years, services have also been expanded to include a trademarked "Share-A-Network Engineer" program, which provides customers with the benefits of an on-call Certified Network Engineer who can work closely with the customers' Information Services (IS) department but does not need to be employed on a fulltime basis. The Share-A-Network Engineer program is a cost-effective way for the smaller customer to receive the technical benefits that their larger counterparts receive. This segment of the business is expected to grow as the Group expands its network solutions services to companies in the SMR (small and medium enterprise) marketplace.

CMI also provides its customers with systems and solutions for their telecommunications needs. The telephony division, formed about three years ago, assists major telecommunications systems providers, such as AT&T, Cisco, Lucent, Qwest and Sprint, in assisting their clients to more effectively manage their call routing systems. ISG brings in the relevant equipment, configures the networking functions in terms of software and hardware, installs the necessary telephony software, conducts in-depth testing of the systems, and ships a ready to use system to the end-user site. End customers include airlines, banks, insurance companies, investment firms and customer-oriented organizations across the US and Canada. Orders average about $400,000 and are usually fulfilled within 4 weeks. Occasionally, orders are received from Europe and the typical user is a Fortune 500 company.

Currently, the CeleXx Integrated Solutions Group has 42 employees.

CELEXX CANADA, LTD.

CeleXx Canada, Ltd. was established as a wholly owned subsidiary during the current period for the purpose of acquiring Canadian businesses under the CeleXx umbrella. Presently the subsidiary is inactive.

On April 7, 2000, the Company completed a financing agreement with Birch Circle LLC ("Birch"), a private investment banking firm, based in Connecticut and raised $3,500,000 for the Company through the sale of shares of the Company's Series A Convertible Preferred Stock ("Preferred Shares"), receiving net proceeds of $3,144,727. Approximately $1.6 million of the net proceeds
(including accounting and attorney's fees) had been earmarked for the acquisition of CMI. The Preferred Shares will pay dividends at the rate of 6% per annum, and the dividend may be paid in cash or common shares of the Company, at the option of the Company. If the Company elects to pay dividends on the Preferred Shares in common shares, the number of common shares shall be determined by dividing the cash amount of the dividend by the conversion price of the Preferred Shares. The conversion price means the lower of: (a), the average closing bid price on the day immediately preceding the closing of the transaction or (b), 80 % of the 5-day trading average closing bid price of the common shares prior the date of conversion.

Within 45 days of the closing, the Company was required to file a registration statement with the Securities & Exchange Commission (SEC) covering the resale of the common shares upon conversion, to permit their resale without restriction. The Company filed a Form SB-2 registration on June 22,2000 for 11,172,222 shares of common stock issuable upon conversion of the 6% Convertible Preferred Stock at a conversion price of $1.06 per share. The number of shares of common stock registered were pursuant to the terms of a Registration Agreement that was a part of the financing agreement and, is an approximation which is based on a hypothetical conversion of such shares. The actual number of shares of common stock that would be issuable upon conversion is determined by a conversion formula, which, in part, cannot be determined on the date thereof. As of September 21, 2000, the Company has received notices of conversion from the preferred stock holder to convert $128,000, including accrued interest, approximating 123,000 shares of common stock.

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

UNCERTAINTY OF FUTURE PROFITABILITY; NEED FOR ADDITIONAL FUNDS

The Company's recent operations for the year ended December 31, 1999 and period from January 1, 2000 to June 30, 2000, have consumed substantial amounts of cash and have generated net losses of $1,906,397 and $3,195,341, respectively, and accumulated a deficit of $ 5,463,859 at June 30, 2000. The Company believes that it will require additional cash infusions from a private placement or other equity financing to meet the Company's projected working capital, projected acquisitions and other cash requirements in fiscal 2001.

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

Additionally, the Company's acquisition pricing have generally included contingent consideration to the selling individuals based on future stock pricing performance. The success of this strategy depends not only on the performance of the businesses and overall Company results of earnings but, reception and effect by the investment community on the Company's stock in the open market. Stock performance at pricing below the Company's negotiated pricing guarantee to selling shareholders of acquired entities could potential result in additional dilution to existing shareholders.

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

WE HAVE SUBSTANTIAL COMPETITION IN THE INFORMATION TECHNOLOGY SERVICE SOLUTION BUSINESS

We cannot know that we will have the financial resources, technical expertise or marketing and support capabilities to compete successfully in the Information
Technology business. System integration and e-commerce will result in even greater competition. Inasmuch as there are no significant barriers to entry, we believe that competition in this market will intensify. We believe that our ability to compete successfully will depend on a number of factors, including:

THE  COMPANY'S  PRESENT AND  POTENTIAL  COMPETITORS  CAN BE DIVIDED INTO SEVERAL
GROUPS

Computer hardware and service vendors and/or manufacturers; Internet integrators and web presence providers; large information consulting service providers; telecommunications companies; Internet and online service providers; and software vendors. Almost all of the Company's current and potential competitors have longer operating clients and significantly greater financial, technical, marketing and public relation resources than the Company and could decide at any time to increase their resource commitments to the Company's target market. As a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service technology or marketing decisions or business or technology acquisitions that could have a material adverse effect on the Company's business, financial condition, results or operations and prospects. Competition of the type described above could materially adversely affect the Company's business, results of operations, financial condition and prospects.

In addition, the Company's ability to generate new clients will depend to a significant degree on the quality of its products and services and its reputation among its clients and potential clients, compared with the quality of its services provided by, and the reputations of, the Company's competitors. To the extent the Company loses clients to its competitors because of dissatisfaction with the Company's services, or its reputation is adversely affected for any other reason, the Company's business, result of operations, financial condition and prospects could be materially adversely affected.

There are relatively low barriers to entry into the Company's business. Because firms such as the Company rely on the skill of their personnel and the quality of their client service, they have no patented technology that would preclude or inhibit competitors from entering their markets. The Company is likely to face additional competition from new entrants into the market in the future. There can be no assurance that existing or future competitors will not develop or offer services that provide significant performances, price, creative or other advantages over those offered by the Company, which could have a material adverse effect on its business, financial condition, results of operations and prospects.

We may not have the resources required for us to respond effectively to market or technological changes or to compete successfully with current and future competitors. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, operating results or financial condition. We cannot assure you that we will be able to successfully compete against our current or future competitors or that competitive pressures will not have a material adverse effect on our business, operating results and financial condition.

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

DEPENDENCE ON KEY PERSONNEL

The Company's performance is substantially dependent on the performance of its senior management and key success depends substantially on the continued efforts of its senior management team. The Company does not carry key person life insurance on any of its senior management personnel. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, financial condition and results of operations of the Company. The Company's future success also depends on its continuing ability to attract and retain highly qualified sales, technical and managerial personnel. Competition for such personnel is intense and there can be no assurance that the Company will be able to retain its key managerial, sales and technical employees or that it will be able to attract and retain additional highly qualified sales, technical and managerial personnel in the future. The inability to attract and retain the necessary sales, technical and managerial personnel could have a material adverse effect upon the Company's business, financial condition, and results of operation.

CONCENTRATION OF STOCK OWNERSHIP

As of September 21, 2000, the present directors, executive officers, greater than 5% stockholders, and their respective affiliates beneficially own approximately 50% of the outstanding common stock of the Company ("Common Stock"). As of September 21, 2000, Doug H. Forde, the Company's Chairman and CEO, and Lionel Forde, Director and Vice President, together beneficially own approximately 35% of the outstanding Common Stock of the Company. As a result of their ownership, the directors, executive officers, greater than 5% stockholders, and their respective affiliates collectively are able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company.

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

RISKS RELATING TO SMALL COMPANY STOCKS

The Company's Common Stock trades on the over-the-counter Bulletin Board under the symbol "CLXX". The Securities and Exchange Commission has adopted regulations which generally define a penny stock to be any security that has a market price (as defined) of less than $5.00 per share, subject to certain exceptions including listing on the NASDAQ Small Cap Market. The shares of our common stock may be deemed to be penny stocks and thus will become subject to rules that impose additional sales practice requirements on brokers/dealers who sell such securities to persons other than established customers and accredited investors. Consequently, the "penny stock" rules may restrict the ability of broker/dealers to sell the common stock and may affect the ability of purchasers to sell the common stock in a secondary market.

Item 2.

DESCRIPTION OF PROPERTY

The Company currently leases approximately 3,000 square feet of office space located at 7251 West Palmetto Park Road, Boca Raton, Florida as its corporate headquarters. Early in the year 2001, the Company plans to relocate from its current Boca Raton location to its new corporate headquarters, consisting of approximately 5,000 square feet, in Coral Springs, Florida. The terms and conditions of our lease include our move to the new location. Presently, the monthly rent is $5,900 and the lease terminates in 2004.

Pinneast  leases  building  space at 1221 Sunset  Blvd.,  West  Colombia,  South
Carolina under a three 3 year lease that requires minimum annual payments totaling approximately $25,000.

CMI leases building and office space totaling approximately 8,000 square feet at 885 Main Street, Tewksbury, Massachusetts under a five (5) year lease that requires minimum annual payments totaling approximately $72,000. The lease is entered with a realty company owned by David Burke, Sr., a Director and officer of the Company.

Item 3.

LEGAL PROCEEDINGS

On August 1, 2000 the Company was served in a lawsuit filed by E-Pawn.com, Inc.("EPWN") in the Circuit Court of the 15th Judicial Circuit, Palm Beach County, Florida. The case is styled E-Pawn.com, Inc. vs. CeleXx Corporation and Douglas H. Forde, Case no. CL007436AN. The lawsuit alleges causes of action for breach of contract, fraud and breach of fiduciary duty. EPWN is seeking damages, specific performance and an injunction. The history of this matter initiated on or about March 10, 2000, when the Company's ("Celexx" and/or the "Company") president signed an omnibus agreement with E-Pawn.com, Inc. (EPWN:OTCBB)("E-Pawn") whereby, under certain conditions: (a) E-Pawn was to purchase 1,000,000 shares of Celexx common stock at $5.00 per share in cash, (b) Celexx would receive payments for management fees as the appointed manager of E-Pawn and, (c) upon the final funding of 1,000,000 shares of Celexx Common Stock at $5.00 per share E-Pawn would have the option to exchange $50 million in market value of E-Pawn common stock for $50 million in market value of Celexx common stock. The closing of the above transactions was to occur on or before March 31, 2000. At E-Pawn's request, in April 2000 an amendment to the agreement was signed to provide for the exchange of 1,000,000 restricted shares of Celexx common stock for 1,000,000 shares of freely trading common stock of E-Pawn to satisfy the cash payment for the 1,000,000 Celexx shares. The option arrangement was also amended to be completed with an exchange of 10 million shares of E-Pawn shares for 12 million shares of Celexx common stock. Celexx issued the 1,000,000 shares of common stock to E-Pawn on April 13, 2000 and received 1,000,000 shares of free trading E-Pawn shares from a stockholder of E-Pawn. Celexx also loaned
$500,000 to E-Pawn in the form of an unsecured, short-term demand loan. The agreement and amendments were at all times subject to various approvals, including the Celexx Board of Directors. The granting of the $50 million stock exchange would have represented a change in control and, as a merger transaction, required Celexx shareholder approval.

Prior to Celexx obtaining approvals for the above-described transaction, the President of E-Pawn was indicted by the United States Department of Justice for securities violations and E-Pawn was made the target of further investigations.

Further, the SEC temporarity suspended trading in E-Pawn stock due to lack of current information and inaccurate information. In addition, at no time did E-Pawn ever appoint the Company as its manager, although services were performed, invoices were tendered to E-Pawn and remain unpaid, and E-Pawn never tendered or in any manner attempted to deliver its 10,000,000 shares to Celexx. Further, since Celexx as a stockholder of E-Pawn, the Company should have received notice of the above-described agreement and has not received any request or proxy for said approval.

Based on the above events, the SEC's allegations that E-Pawn disseminated false information and the possibility that the investigation of E-Pawn might reveal other securities law violations, the Company determined that the above agreement was never properly approved or consummated and has been taking steps to rescind the transaction, unwind the transfer of shares and pursue collection of the loan receivable. The Company's counsel has opined that the above transaction was void ab finitio (from the beginning). In response to the Company's action, E-Pawn has commenced suit to enforce only those sections of the agreement that are favorable to them. The Company has moved to dismiss the Complaint on grounds that include the fact that the above agreement required the Company to appoint Eli Leibowitz as President of the Company, even though Mr. Leibowitz, former President of E-Pawn, is currently under indictment and intends to vigorously defend the action. Celexx's counsel believes that the lawsuit is frivolous and is of the opinion that the Company will prevail. Notwithstanding, E-Pawn has acknowledged owing the Company $500,000 which amount exceeds the fair market value of all of the net assets of E-Pawn. Accordingly, the Company recorded a provision for potential uncollectibilty of this loan to E-Pawn.

CeleXx and E-Pawn agreed in principal to settle the lawsuit that E-Pawn filed against Celexx and any claims that the Companies may have with respect to each other. The settlement will include unconditional releases and will be subject to documentation and delivery of all considerations. The settlement includes, among other things, the issuance of an additional 2,000,000 shares of Celexx restricted common stock to E-Pawn (E-Pawn already has 1,000,000 shares). Celexx will also cancel the $500,000 that is due from E-Pawn and return 1,000,000 freely tradable shares of E-Pawn that it currently holds. Celexx in return will receive 5,250,000 restricted shares of common stock of E-Pawn.

The Company is also party to two other matters of litigation and claims which management believes are normal in the course of its operations. While the results of such litigation and claims cannot be predicted with certainty, The Company believes the final outcome of such matters will not have a materially adverse effect on its results of operations or financial position.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 8, 2000, the Company held an Annual Meeting of stockholders. At the meeting, the stockholders voted on the following proposals: (I) to elect directors to serve for the ensuing year or until their respective successors are duly elected and qualified. The nominees were Doug Forde, David Langle, Vincent Caminiti, Lionel Forde, David Burke, Sr., Moty Herman and William Lerner, (ii) to ratify the appointment of Feldman Sherb & Co., P.C., as independent accountants of the Company for the fiscal years ending December 31, 1999 and six months ended June 30,2000, (iii) to amend the articles of incorporation to increase the number of authorized shares of common stock from 20,000,000 to 100,000,000 and designate 20,000,000 shares of blank check preferred stock, and
(iii)to amend the Company's 1999 Stock Option Plan to increase the number of shares issuable under the Plan.

Doug Forde, David Langle, Vincent Caminiti, Lionel Forde, and David Burke, Sr. were elected as directors whose terms expire in 2003. Moty Herman and William Lerner were elected as directors whose terms expire in 2002. The foregoing directors were elected by the following number of votes:

NOMINEE                             FOR                       AGAINST/ABSTAIN

------------------              -----------                ---------------------
Doug Forde                       8,721,558                          -0-

David Langle                     8,721,558                          -0-

Vincent Caminiti                 7,096,725                   1,624,833

Lionel Forde                     8,671,558                      50,000

David Burke, Sr.                 8,721,558                          -0-

Moty Herman                      8,721,558                          -0-

William Lerner                   8,721,558                          -0-


The stockholders ratified the appointment of Feldman Sherb & Co., P.C. as independent accountants of the company for the fiscal years ended December 31, 1999 and June 30, 2000,

                                    FOR                       AGAINST/ABSTAIN

                               -----------               -----------------------
                                 8,720,708                         850


The shareholders approved to amend the articles of incorporation to increase the number of authorized shares of common stock from 20,000,000 to 100,000,000 and designate 20,000,000 shares of blank check preferred stock

                                    FOR                       AGAINST/ABSTAIN

                               -----------               -----------------------
                                8,721,558                           -0-

The shareholders approved to amend the Company's 1999 Stock Option Plan to increase the number of shares issuable under the Plan from 1,000,000 to 4,500,000 shares.

                                    FOR                       AGAINST/ABSTAIN

                               -----------               -----------------------
                               8,721,558                           -0-


                                     PART II

Item 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

SINCE NOVEMBER 4, 1999 our Common Stock has traded on the over-the-counter Bulletin Board under the symbol "CLXX", and commenced its trading on October 16, 1998. Prior to November 4, 1999 our common stock traded under the symbol "CBRA". The following table sets forth, for the period since October 1998, the high and low bid quotations for our Common Stock for the periods indicated as reported by the OTC Bulletin Board. The quotations represent prices between dealers and do not include retail mark-up, markdown or commissions or necessarily represent actual transactions.

PERIOD                                                HIGH                   LOW
---------                                             ----                   ---
October 16, 1998 - December 31, 1998                 $.625                 $0.06
January 1, 1999 - March 31, 1999                     $6.00                $0.875
April 1, 1999 - June 30, 1999                        $1.53                $0.875
July 1, 1999 - September 30, 1999                    $1.15                 $0.63
October 1, 1999-December 31, 1999                    $0.83                 $0.45
January 1, 2000- March 31, 2000                      $4.13                 $0.56
April 1, 2000- June 30, 2000                         $2.68                $0.812
July 1, 2000- September 28, 2000                     $1.19                $0.375

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

The approximate number of record holders of the Common Stock as of September 22, 2000, were 265. The Company believes that the actual number of shareholders is significantly larger because there are several brokerage and clearing houses that hold shares on behalf of many beneficial holders of its Common Stock.

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

OVERVIEW

Effective January 1, 2000 the Company changed its fiscal year from December 31 to June 30. Accordingly, the discussion of financial results set forth below compares the six-month period ended June 30, 2000 to the six-month period ended June 30, 1999, the twelve months ended December 31, 1999 and for the period July 10, 1998 (inception) to December 31, 1998.

CeleXx Corporation is an integrated management company involved in the acquisition, consolidation, integration and management of private Information Technology (IT) businesses. In general, these businesses provide services such as engineering design and layout for the installation of network systems, Web site development, computer hardware and software integration, and training and ongoing technical support to client companies. In certain situations, however, computer hardware and software may be sold as part of the overall service solution.

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

RESULTS OF OPERATIONS

Comparison of six months ended June 30, 2000 to six months ended June 30, 1999

The Company's total revenue increased $3,339,243, or 1,477%, from $226,031 in 1999 to 2000 as a result of its acquisitions of Pinneast in May 1999 and CMI in April 2000.

Gross profit decreased to 28% in 2000 from 58% in 1999. This decrease is a result of the lower margins generated from the network systems business of CMI.

Operating expenses which consist of selling, general, and administrative ("SG&A") expenses increased $2,877,106 or 350% to $3,699,639 in 2000 from $
822,533 in 1999. As a percentage of sales, SG&A expenses were 104% of total sales in 2000 compared with 364% of sales in 1999. The increase in SG&A expenses is primarily due to the recognition of $1,758,782 in non-recurring, non-cash compensation expense for the issuance of stock for services rendered, increases in salaries, professional expenses and transaction costs associated with on-going acquisitions and capital raising efforts, along with an increase in consulting and travel expenses, and the inclusion of SG&A expenses for the Company's two acquisitions of approximately $1,200,000. Depreciation and amortization expenses for 2000 and 1999 were $ 156,708 and $ 15,524, respectively. The depreciation and amortization expenses are primarily due to the acquisitions of Pinneast.com, Inc. and Computer Marketplace, Inc. in 2000. The Company recorded no income tax expenses. At June 30, 2000,the Company has a consolidated federal and state net operating loss carryforward of approximately $5,418,000, expiring between the years of 2014 and 2020.

Comparison of Fiscal Year 1999 to Fiscal Year 1998

The Company's total revenue increased $ 680,989, or 100%, from $ 0 in 1998 to 1999 as a result of its first acquisition of Pinneast in May 1999.

Gross profit increased to 48% in 1999 from 0% in 1998. This increase is a result of an increase in the percentage of IT revenue derived from it's the Company's sole operating unit during this period.

Operating expenses which consist of selling, general, and administrative ("SG&A") expenses increased by $1,758,171 or 556% to $ 2,074,292 in 1999 from $
316,121 in 1998. As a percentage of sales, SG&A expenses were 304% of total sales in 1999 compared with no sales in 1998. The increase in SG&A expenses is primarily due to increases in salaries, professional expenses and non-cash transaction costs associated with on-going acquisitions and capital raising efforts, along with an increase in consulting and travel expenses. Depreciation and amortization expenses for 1999 totaled $125,920. The Company had no depreciation and amortization expenses in 1998. The depreciation and amortization expenses are primarily due to the acquisition of Pinneast.com, Inc. In 1999, the Company recorded no income tax expenses. At December 31, 1999,the Company has a federal and state net operating loss carryforward of approximately $2,223,000.

FUTURE ASSESSMENT OF RECOVERABILITY AND IMPAIRMENT OF GOODWILL

In connection with its various acquisitions, the Company recorded goodwill and other intangibles, that are being amortized on a straight-line basis over a period of 7 to 10 years, its estimated period over which the Company is expected to benefit from such intangible assets. At June 30, 2000 and December 31, 1999, the unamortized goodwill and other intangibles combined were $ 3,999,251 and $1,114,579, respectively (which represented 49% and 75% of total assets and 91% and 148% of stockholders' equity, respectively). Goodwill arises when an acquirer pays more for a business than the fair value of the tangible and separately measurable intangible net assets of the business. For financial reporting purposes, goodwill and all other intangible assets are amortized over the estimated period benefited. The Company has determined the life for amortizing goodwill based upon several factors, the most significant of which are the relative size, historical financial viability and growth trends of the acquired companies and the relative lengths of time such companies have been in existence.

Management of the Company periodically reviews the Company's carrying value and recoverability of unamortized goodwill and other intangibles. If the facts and circumstances suggest that the goodwill and other intangibles may be impaired, the carrying value of such assets will be adjusted accordingly, and will result in an immediate charge against income during the period of the adjustment and/or the length of the remaining amortization period may be shortened, which will result in an increase in the amount of amortization during the period of adjustment and each period thereafter until fully amortized. Once adjusted, there can be no assurance that there will not be further adjustments for impairment and recoverability in future periods. Of the various factors to be considered by management of the Company in determining whether goodwill and other intangibles is impaired, the most significant will be (i) losses from operations, (ii) loss of customers and (iii) industry developments, including the Company's ability to maintain its market share, development of competitive products or services and imposition of additional regulatory requirements.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has satisfied its cash requirements primarily from private equity issuances and loans from certain officers and shareholders. In the six-month period June 30, 2000, the Company secured its cash infusion primarily from a capital raising of $3,500,000 from the sale of shares of the Company's Series A Convertible Preferred Stock, netting $3,144,727 after related costs. The Company's cash balance at June 30, 2000 was $522,471.

During the six months ended June 30, 2000, net cash provided by financing of $2,285,448 exceeded cash used in operating activities and investing activities combined of $1,900,659, resulting in an increase of $384,789 in cash. During the fiscal year ended December 31, 1999, net cash provided by investing and financing activities of $1,191,110 exceeded cash used in operating activities of $1,053,428, resulting in a $137,682 increase in cash.

The Company's operating entity, Pinneast.com, has three working capital credit lines with a U.S. bank totaling $300,000. At June 30, 2000 approximately $221,000 was due and outstanding. The three lines are secured by substantially all of the Company's assets and mature in the years 2000 and 2003. The Company's

CMI subsidiary has a line of credit of up to $3,000,000 that is used for merchandise purchases, and is secured by accounts receivable and inventory. As of June 30, 20000 the unused balance on the line of credit was approximately $2,000,000. The Company is currently evaluating the replacement of these lines with alternative asset financing.

On April 7, 2000, the Company completed a financing agreement with Birch Circle LLC ("Birch"), a private investment banking firm, based in Connecticut and raised $3,500,000 for the Company through the sale of shares of the Company's Series A Convertible Preferred Stock ("Preferred Shares"). Approximately $1.9 million of the net proceeds (including commissions, accounting and attorneys' fees) were utilized for the acquisition of CMI.

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

Within 45 days of the closing, the Company was required to file a registration statement with the Securities & Exchange Commission (SEC) covering the resale of the common shares upon conversion, to permit their resale without restriction. The Company filed a Form SB-2 registration on June 22,2000 for 11,172,222 shares of common stock issuable upon conversion of the 6% Convertible Preferred Stock at a conversion price of $1.06 per share. The number of shares of common stock registered were pursuant to the terms of a Registration Agreement that was a part of the financing agreement and, is an approximation which is based on a hypothetical conversion of such shares. The actual number of shares of common stock that would be issuable upon conversion is determined by a conversion formula, which, in part, cannot be determined on the date thereof. As of September 21, 2000, the Company has received notices of conversion from the preferred stock holder to convert $128,000, including accrued interest, approximating 123,000 shares of common stock.

FACTORS AFFECTING OPERATING RESULTS

The Company's recent operations during the six month period ended June 30, 2000 and years ended December 31, 1999 and 1998 have consumed substantial amounts of cash and have generated net losses of $3,195,341, $1,906,397 and $ 316,121, respectively, and accumulated a deficit of$5,463,859 at June 30, 2000. The Company believes that it will require additional cash infusions from a private placement or other equity financing to meet the Company's projected working capital and other cash requirements in 2001.

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

The total cost associated with required modifications to become Year 2000 compliant has not been material to our financial position to date. Our internal operations and business are also dependent upon the computer-controlled systems of third parties such as our suppliers, clients and other service providers. While problems may arise in the future and we cannot assure you that we will not have a Year 2000 problem, we are unaware of any material impact on our business caused by a Year 2000 problem either in our systems or those of third parties. The above description of the Year 2000 issue contains forward-looking statements including, without limitation, statements relating to our expectations that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that forward-looking statements contained in the Year 2000 Issue should be read in conjunction with the Company's disclosures under the heading: "CAUTIONARY STATEMENT FOR THE PURPOSES OF THE 'SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" as stated in the forefront of this filing.

Item 7.

                       INDEX TO FINANCIAL STATEMENTS

CELEXX CORPORATION and Subsidiaries

Independent Auditors' Report.................................................F-2

Consolidated Balance Sheets..................................................F-3

Consolidated Statements of Operations........................................F-4

Consolidated Statement of Stockholders' Equity (Deficit).....................F-5

Consolidated Statements of Cash Flows........................................F-6

Notes to Consolidated Financial Statements............................F-7 - F-19

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
CeleXx, Corporation
Boca Raton, Florida

     We have audited the accompanying consolidated balance sheets of CeleXx Corporation and Subsidiaries, as of June 30, 2000 and December 31, 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the six months ended June 30, 2000 and the year ended December 31, 1999 and the period July 10, 1998 (inception) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CeleXx Corporation and Subsidiaries, as of June 30, 2000 and December 31, 1999, and the consolidated results of their operations and their cash flows for the six months ended June 30, 2000, the year ended December 31, 1999 and for the period July 10, 1998 (inception) through December 31, 1998, in conformity with generally accepted accounting principles.

                                                    /s/Feldman Sherb & Co., P.C.
                                                       Feldman Sherb & Co., P.C.
                                                    Certified Public Accountants

New York, New York
September 29, 2000

(October 17,2000 with
respect to Note 14)

                             CELEXX CORPORATION AND SUBSIDIARIES


                                 CONSOLIDATED BALANCE SHEETS



                                                                                                       June 30,         December 31,
                                                                                                         2000               1999
                                                                                                 --------------      ---------------
                                     ASSETS
                                    --------

CURRENT ASSETS:
    Cash                                                                                          $     522,471         $   137,682
    Accounts receivable                                                                               2,212,298              76,923
    Inventory                                                                                           422,744                   -
    Prepaid taxes                                                                                       207,082                   -
    Other current assets                                                                                 26,745              18,245
                                                                                                 --------------      ---------------
    TOTAL CURRENT ASSETS                                                                              3,391,340             232,850
                                                                                                 --------------      ---------------
FURNITURE AND EQUIPMENT, net                                                                            291,780              39,575

MARKETABLE SECURITIES                                                                                   437,000                   -

GOODWILL, net                                                                                           536,233              94,167

INTANGIBLE ASSETS, net                                                                                3,463,018           1,020,412

OTHER ASSETS                                                                                             53,008              93,250
                                                                                                 --------------      ---------------
                                                                                                  $   8,172,379       $   1,480,254
                                                                                                 ==============      ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:


    Accounts payable and accrued expenses                                                     $       1,347,472 $           270,000
    Note payable-related party                                                                        1,041,500             100,000
    Line of credit - short term portion                                                               1,093,811             178,247
    Advances from shareholder                                                                           100,886               9,013
    Deferred revenue                                                                                    112,596              87,384
                                                                                                  --------------      --------------
    TOTAL CURRENT LIABILITIES                                                                         3,696,265             644,644
                                                                                                  --------------      --------------
LINE OF CREDIT - long term portion                                                                       71,631              80,295

COMMITMENTS AND CONTINGENCIES                                                                                 -                   -

STOCKHOLDERS' EQUITY:
    Preferred stock, $001 par value, 20,000,000 shares authorized;
       350 shares of $10,000 stated value cumulative Series A issued and outstanding                          -                   -
    Common stock, $.001 par value, 100,000,000 shares authorized;
       15,619,696 and 10,907,058  shares issued and outstanding                                          15,620              10,907
    Additional paid-in capital                                                                       12,547,805           3,216,926
    Unamortized stock compensation                                                                   (1,132,083)           (250,000)
    Other comprehensive loss - unrealized loss on marketable securities                              (1,563,000)                  -
    Accumulated deficit                                                                              (5,463,859)         (2,222,518)
                                                                                                  --------------      --------------
     TOTAL STOCKHOLDERS' EQUITY                                                                       4,404,483             755,315
                                                                                                  --------------      --------------
                                                                                              $       8,172,379   $       1,480,254
                                                                                                 =================   ===============


                       See notes to consolidated financial statements.

                       CELEXX CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                               July 10, 1998
                                                       Six Months Ended  Six Months Ended    Year Ended        (Inception) to
                                                         June 30, 2000    June 30, 1999    December 31, 1999  December 31, 1998
                                                       ----------------  ----------------  -----------------  -----------------
                                                                          (unaudited)

REVENUE                                             $       3,565,274    $      226,031    $       680,989    $              -

COST OF REVENUE                                             2,533,929            94,196            353,140                   -
                                                       ---------------   ---------------  -----------------   -----------------

GROSS PROFIT                                                1,031,345           131,835            327,849                   -

OPERATING EXPENSES                                          3,699,639           822,533          2,074,292             316,121
                                                       ---------------   ---------------  -----------------   -----------------

LOSS FROM OPERATIONS                                       (2,668,294)         (690,698)        (1,746,443)           (316,121)

OTHER EXPENSES:
    Interest expense                                           27,047                 -             68,754                   -
    Provision for uncollectible loan receivable               500,000                 -                  -                   -
    Settlement of litigation                                        -                 -             91,200                   -
                                                       ---------------   ---------------  -----------------   -----------------

TOTAL OTHER EXPENSES                                          527,047                 -            159,954                   -
                                                       ---------------   ---------------  -----------------   -----------------

NET LOSS                                            $      (3,195,341)   $     (690,698)   $    (1,906,397)   $       (316,121)

    Dividends on preferred stock                               46,027                 -                  -                   -
                                                       ---------------   ---------------  -----------------   -----------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS          $      (3,241,368)   $     (690,698)   $    (1,906,397)   $       (316,121)
                                                       ===============   ===============  =================   =================

NET LOSS                                            $      (3,195,341)   $     (690,698)   $    (1,906,397)   $       (316,121)

OTHER COMPREHENSIVE LOSS:
   Unrealized holding loss arising during the period
      from marketable securities                           (1,563,000)                -                  -                   -
                                                       ---------------   ---------------  -----------------   -----------------

COMPREHENSIVE LOSS                                  $      (4,758,341)   $     (690,698)   $    (1,906,397)   $       (316,121)
                                                       ===============   ===============  =================   =================



NET LOSS PER COMMON SHARE - basic                   $           (0.24)   $        (0.10)   $         (0.23)   $          (0.07)
                                                       ===============   ===============  =================   =================

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING - basic                                    13,725,970         6,956,951          8,357,005           4,500,000
                                                       ===============   ===============  =================   =================









                 See notes to consolidated financial statements.

               CELEXX CORPORATION AND SUBSIDIARIES


            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)



                                   Convertible Preferred Stock    Common Stock
                                   --------------------------- ---------------   Additional
                                        Number of              Number of           Paid-in
                                        Shares      Amount     Shares    Amount    Capital
                                        --------   --------  ---------- -------- ----------

Balance July 10, 1998 (Inception)             -  $    -     4,500,000  $ 4,500  $ (4,500)

Capital Contributions                         -       -             -        -   216,121

Net loss                                      -       -             -        -         -
                                        --------   --------  ---------- -------- ----------
Balance, December 31, 1998                    -       -     4,500,000    4,500   211,621

Shares issued in conjunction with merger      -       -       200,000      200      (200)

Issuance of common stock for exchange         -       -       713,475      713  (160,342)

Acquisition of subsidiary                     -       -       500,000      500   749,250

Retirement of related party debt              -       -     1,733,333    1,734   446,907

Shares issued for consulting services         -       -       500,000      500   124,500

Sale of common stock                          -       -       860,250      860   859,390

Issuance of stock for cash and services       -       -       300,000      300   299,700

Shares issued for deferred financing services -       -       400,000      400   249,600

Shares issued to retire debt                  -       -       400,000      400   183,600

Shares issued in legal settlement             -       -       150,000      150    91,050

Shares issued for services                    -       -       650,000      650   161,850

Net loss                                      -       -             -        -         -
                                        --------   --------  ---------- ------ ------------
Balance, December 31, 1999                    -       -    10,907,058   10,907 3,216,926

Shares issued for services                    -       -     2,290,555    2,291  3,148,974

Sale of convertible preferred stock         350       -             -        -  2,634,327

Exchange of stock for marketable securities   -       -     1,000,000    1,000  1,999,000

Sale of common stock                          -       -        22,083       22      9,978

Acquisition of subsidiary                     -       -     1,400,000    1,400  1,538,600

Accrual of preferred stock dividend payable   -       -             -        -          -


Unrealized loss on marketable securities      -       -             -        -          -

Net loss                                      -       -             -        -          -
                                        --------   --------  ---------- -------- ----------
Balance, June 30, 2000                      350     $ -    15,619,696  $15,620 $12,547,805
                                         =========  ====== ==========  ======== ===========


                 See notes to consolidated financial statements.

                       CELEXX CORPORATION AND SUBSIDIARIES


            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Continued)


                                                              Unamortized    Other                       Total
                                                  Deferred      Stock    Comprehensive  Accumulated  Stockholders'
                                                  Financing  Compensation     Loss        Deficit     Equity (Deficit)
                                                  --------   ------------  ----------     --------    ----------------

Balance July 10, 1998 (Inception)               $    -         $   -        $    -     $        -     $          -

Capital Contributions                                -             -             -              -          216,121

Net loss                                             -             -             -       (316,121)        (316,121)
                                                ----------  -------------  ----------    ---------    ----------------
Balance, December31, 1998                            -             -             -       (316,121)        (100,000)

Shares issued in conjunction with merger             -             -             -             -                -

Issuance of common stock for exchange                -             -             -             -          (159,629)

Acquisition of subsidiary                            -             -             -             -           749,750

Retirement of related party debt                     -             -             -             -           448,641

Shares issued for consulting services                -             -             -             -           125,000

Sale of common stock                                 -             -             -             -           860,250

Issuance of stock for cash and services              -             -             -             -           300,000

Shares issued for deferred financing services (250,000)            -             -             -                 -

Shares issued to retire debt                         -             -             -             -           184,000

Shares issued in legal settlement                    -             -             -             -            91,200

Shares issued for services                           -             -             -             -           162,500

Net loss                                             -             -             -    (1,906,397)       (1,906,397)
                                             ----------- --------------  ---------- ------------    ----------------
Balance, December 31, 1999                    (250,000)            -             -    (2,222,518)          755,315

Shares issued for services                    (260,400)   (1,132,083)            -             -         1,758,782

Sale of convertible preferred stock            510,400             -             -             -         3,144,727

Exchange of stock for marketable securities          -             -             -             -         2,000,000

Sale of common stock                                 -             -             -             -            10,000

Acquisition of subsidiary                            -             -             -             -         1,540,000

Accrual of preferred stock dividend payable          -             -             -       (46,000)          (46,000)


Unrealized loss on marketable securities             -             -    (1,563,000)            -        (1,563,000)

Net loss                                             -             -             -    (3,195,341)       (3,195,341)
                                             ----------- --------------  ---------- ------------    ----------------
Balance, June 30, 2000                         $    -    $(1,132,083)  $(1,563,000) $(5,463,859)     $   4,404,483
                                              =========  ============  ===========  ============    ================


                 See notes to consolidated financial statements.

                      CELEXX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                    July 10, 1998
                                                     Six Months Ended     Six Months Ended       Year Ended         (Inception) to
                                                     June 30, 2000        June 30, 1999        December 31, 1999  December 31, 1998
                                                      ---------------          ------------      ---------------     ---------------
                                                                            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                             $ (3,195,341)         $  (690,698)      $   (1,906,397)    $      (316,121)
                                                      ---------------          ------------      ---------------     ---------------
    Adjustments to reconcile net loss to net cash
       used in operations:
         Amortization and depreciation                        156,708               15,524              125,920                  -
         Common stock issued for interest                           -                    -               49,000                  -
         Common stock issued in legal settlement                    -                    -               91,200                  -
         Common stock issued for services                   1,758,782              200,000              557,500                  -
         Provision for uncollectible loan receivable          500,000                    -                    -                  -
    Changes in assets and liabilities net of effects
         from acquisition:
       Accounts receivable                                    116,951               77,980              118,531                   -
       Inventory                                              187,951                    -                    -                   -
       Other current assets                                    (8,500)             (95,122)                   -                   -
       Other assets                                                 -              (96,000)             (42,850)                  -
       Accounts payable and accrued expenses                  409,946              (11,477)            (133,716)                  -
       Deferred revenue                                        12,082                6,000               87,384                   -
                                                      ---------------          ------------      ---------------     ---------------
                                                            3,133,920               96,905              852,969                   -
                                                      ---------------          ------------      ---------------     ---------------
NET CASH USED IN OPERATING ACTIVITIES                         (61,421)            (593,793)          (1,053,428)                  -
                                                      ---------------          ------------      ---------------     ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash acquired in acquisition                              533,159                8,251                8,251                   -
    Marketable securities                                           -              (51,000)                   -                   -
    Loan receivable to third party                           (500,000)                   -                    -                   -
    Cash utilized in acquisition                           (1,650,450)                   -                    -                   -
    Acquisition of software marketing rights                        -                    -             (112,554)                  -
    Deferred acquisition costs                                      -                    -              (50,000)                  -
    Capital expenditures                                     (221,947)             (40,986)             (34,148)                  -
                                                      ---------------          ------------      ---------------     ---------------
NET CASH USED IN INVESTING ACTIVITIES                      (1,839,238)             (83,735)            (188,451)                  -
                                                      ---------------          ------------      ---------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock                                       10,000              890,250              890,250                   -
    Net proceeds from sale of convertible preferred stock   3,144,727                    -                    -                   -
    Capital contributions                                           -              197,365                    -             216,121
    Line of credit, net                                      (848,570)             (70,286)              14,902                   -
    Borrowings from related parties                           (58,500)                   -              492,654             100,000
    Increase (decrease) in due to related parties              37,791              (56,225)             (18,245)                  -
                                                      ---------------          ------------      ---------------     ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   2,285,448              961,104            1,379,561             316,121
                                                      ---------------          ------------      ---------------     ---------------
NET INCREASE IN CASH                                          384,789              283,576              137,682                   -
CASH - beginning of period                                    137,682                    -                    -                   -
                                                      ---------------          ------------      ---------------     ---------------
CASH - end of period                                     $    522,471       $      283,576     $        137,682    $              -
                                                   ===================  ===================   ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for interest         $           12,579 $                  - $             19,754 $                 -
                                                   ===================  ===================   ==================  ==================
    Noncash investing and financing activities:

       Note payable issued in acquisition          $        1,000,000   $          100,000 $            100,000 $                 -
                                                   ===================  ===================   ==================  ==================
       Common stock issued for acquisitions        $        1,540,000   $          500,000 $            500,000 $                 -
                                                   ===================  ===================   ==================  =================
       Conversion of debt to common Stock          $                -   $                - $            583,640 $                 -
                                                   ===================  ===================   ==================  ==================
       Fair value of assets acquired (accounts receivable,
         property and equipment and customer lists)$         3,450,360  $           248,381 $            248,381 $                 -
                                                   ===================  ===================   ==================  ==================
       Liabilities assumed in acquisition
       (accounts payable, and line of credit)       $        2,011,124  $           487,727 $            487,727 $                 -
                                                   ===================  ===================   ==================  ==================

                 See notes to consolidated financial statements.
                                       F-6

                       CELEXX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND
                  1999 (UNAUDITED) AND THE YEAR ENDED DECEMBER
                31, 1999 AND THE PERIOD JULY 10, 1998 (INCEPTION)
                            THROUGH DECEMBER 31, 1998

1.       ORGANIZATION

         CeleXx Corporation ("CeleXx" or the "Company") was originally incorporated as Cobra Technologies International, Inc. ("International") as a Delaware corporation on July 10, 1998 to acquire, develop, integrate and manage select private businesses that produce, service, maintain or support the information technologies industry.

         On February 18, 1999, International was acquired by Spectrum Ventures, Inc. ("Spectrum"), a Nevada corporation, for 4,500,000 shares of Spectrum stock (the "Exchange"). The Exchange was completed pursuant to the Agreement of Merger between International and Spectrum. The Exchange has been accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the combination of the two companies is recorded as a recapitalization of International, pursuant to which International is treated as the continuing entity. Subsequent to the Exchange, with the approval of the Board of Directors, Spectrum changed its name to Cobra Technologies, Inc. On August 3, 1999, Cobra Technologies, Inc. changed its name to CobraTec, Inc. On November 4, 1999 CobraTec, Inc. changed its name to CeleXx.

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

         On May 25, 1999 CeleXx acquired through its wholly owned subsidiary, Pinneast.com, Inc. ("Pinneast"), all the outstanding shares of Pinnacle East, Inc., a South Carolina Corporation, engaged in the development of multimedia educational programs for industry and government. Pinneast was acquired for 500,000 shares of CeleXx's common stock and a $100,000 note payable due in May 2000. Subsequent to the acquisition, Pinnacle East, Inc. was liquidated.

         On April 14, 2000, CeleXx acquired Computer Marketplace, Inc. (`CMI"), a Massachusetts company engaged in systems engineering, design and maintenance of computer network systems. The consideration paid was 1,400,000 shares of the Company's common stock and $1,500,000 at closing and a note payable for $1,000,000 bearing interest at 6% due in two equal annual installments on the anniversary of the closing date.

         The acquisitions of Pinneast and CMI were accounted for using the purchase method of business combinations.

          On June 9, 2000, the Board of Directors elected to change the Company's fiscal year end from a year ending December 31 to a year ending June 30. The decision was made to conform to industry group standards and administrative purposes.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A. Principles of consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. The accounts of Pinneast. and CMI have been included from their dates of acquisitions of May 25, 1999 and April 14, 2000, respectively. All material intercompany transactions have been eliminated.

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

         D. Revenue recognition - Revenues are recognized as services are provided. Deferred revenue arises from the proration of the revenue provided by the services of the Company's Pinneast and CMI subsidiaries. These contracts are generally completed in one year or less.

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

         G.    Net  loss  per  share - The  Company  has  adopted  Statement  of
               Financial Accounting Standard No. 128, "Earnings Per Share;" specifying the computation, presentation, and disclosure requirements of earnings per share information. Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding. Stock opt ions and convertible preferred stock have been excluded as common stock equivalents in the diluted earnings per share because they are either anti-dilutive, or their effect is not material.

         H. Fair value of financial instruments - The carrying amounts reported in the balance sheet for cash, receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

         I. Marketable securities - Investments in marketable securities are classified as available-for-sale and are recorded at fair value with any unrealized holding gains or losses included in other accumulated comprehensive loss, which is a component of stockholders' equity.


         J. Intangibles assets - Intangibles assets prinapally acquired from the acquisitions of Pinnacle East, Inc. and CMI represent goodwill customer lists, trademarks and the acquirees' trade names. These assets are amortized on a straight line basis over 7 10 years, . Additionally, the Company recorded the costs incurred acquiring the marketing rights to certain software products. This license is being amortized over 3 years.

         K. Impairment of long-lived assets - The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At June 30, 2000, the Company believes that there has been no impairment of its long-lived assets.

3.       ACQUISITIONS

         The following table summarizes the acquisitions of Pinneast and CMI:

         Purchase Price                              Pinneast                CMI
         --------------                              --------                ---

        Cash                                         $      -        $1,500,000

        Common stock, 500,000 and 1,400,000
        shares issued, respectively                   750,000         1,540,000

        Note Payable                                  100,000         1,000,000

        Brokerage and legal costs                           -           200,940

        Contingent consideration
        (see Note 13)                                 226,000                 -
                                                 ------------        -----------


        Total Purchase Price                        1,076,000         4,240,940
        Less: Fair Market value of
        assets acquired                              (248,381)       (3,450,360)
        Liabilities assumed                           487,727         2,011,124
                                                  ------------     -------------

        Cost in excess of net book value
        of assets acquired                         $1,315,346       $ 2,801,704
                                                   ==========       ============

         The cost in excess of the net book value of assets acquired include goodwill lists, trademark and tradename:

         The final allocation of the intangibles with respect to the CMI acquisition is subject to the Company obtaining independent appraisals.

         The following unaudited pro-forma  information  reflects the results of
         operations  of  the  Company  as  though  the   acquisitions  had  been
         consummated as of January 1, 1998.

                            Six Months Ended June 30     Years Ended December 31
                            ------------------------     -----------------------
                            2000               1999      1999            1998
                            ----               ----      ----            ----
        Revenue             $7,586,276    $6,038,596   $16,980,192 $17,574,262
                            ==========     ==========   ===========  ===========

        Net loss           $(3,177,469)    $(501,078)   $(1,832,431)$  (173,767)
                            ==========     ==========   ===========  ===========

        Net loss per share $    (0.21)     $   (0.08)   $     (0.19)$     (0.02)
                            ==========     ==========   ============ ===========

4.       CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

         a. Cash - The Company maintains cash balances at several commercial banks. Accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation up to $100,000.

         b. Accounts receivable - The concentration of credit risk in the Company's accounts receivable is mitigated by the Company's credit evaluation process, credit limits, monitoring procedures and reasonably short term collections. Credit losses have been within management's expectations and the Company does not require collateral to support account receivable. During the six months ended June 30, 2000, and 1999 and for the year ended December 31, 1999, two customers, one customer and three customers, respectively accounted for approximately 27%, 10% and 42%, respectively, of the Company's revenue, respectively. These customers accounted for approximately 22%, 10% and 34% respectively of the Company's outstanding accounts receivable.

5.       SEGMENT INFORMATION

         The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS also establishes standards for related disclosures about products and services, and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker or decision making group, in making decisions how to allocate resources and assess performance. To date, the Company through its two subsidiaries, has two principal segments, the development of multimedia educational training programs for industry and government through Pinneast, and the network systems and telephony consulting division through CMI.

         Segment information for the six months ended June 30, 2000 is as follows:

                                   Multimedia
                                   Education    Network Systems           Total
                                  ------------  ----------------  --------------
         Revenues               $   826,996      $   2,738,278    $   3,565,274
                                  ============  ================  ==============
         Segment (Loss) Profit  $   (71,447)     $      21,126    $     (50,321)
                                  ============  ================  ==============
         Total Assets           $ 1,096,341      $   2,973,501    $   4,069,842
                                  ============  ================  ==============

6.       RELATED PARTY TRANSACTIONS

         As of June 30, 2000 and December 31, 1999 CeleXx owes $100,886 and $9,013, respectively, in advances primarily from one shareholder of the Company. The advances are non-interest bearing, uncollateralized and have no specified date for repayment.

         At June 30, 2000 and December 31, 1999, the Company has a short term note due to the former shareholders of Pinnacle East, Inc. for $41,500.and $100,000, respectively. This note was due in May 2000 and the Company is presently renegotiating the terms of repayment with the shareholders.

         At June 30, 2000, the Company has a note due to the former shareholders of CMI for $1,000,000. The note is due in two annual payments due on the anniversary of the closing of the CMI acquisition and bears interest at 6% per annum.

7.       LINE OF CREDIT

         The Company's Pinneast subsidiary has three credit lines with aggregate availability of $300,000. As of June 30, 2000 Pinneast has $221,125 on such lines of credit which expire between July 24, 2000 and November 10, 2003 and bear interest at 10.50% per annum. At December 31, 1999, $258,542 was outstanding on the above lines of credit. The lines are secured by substantially all the assets of Pinneast.

         The Company's CMI subsidiary has a line of credit in an amount up to $3,000,000, which is used to purchase merchandise for resale. Interest accrues at 1% above the prime interest rate from days 41-60. The amounts outstanding under the line of credit are secured by accounts receivable and inventory equal to 125 percent of the outstanding balance. As of June 30, 2000 the outstanding balance on the line of credit was $944,317.

9.       STOCKHOLDERS' EQUITY

         Common Stock Issuances:

         During the year ended December 31, 1999 a related party, Edinburgh Consulting, converted the $448,640 owed to it for 1,733,333 shares of the Company's common stock. Pursuant to a consulting agreement between CeleXx and Edinburgh Consulting, 1,333,333 of these shares were issued at $0.10 per share or $133,333. The additional 400,000 shares were issued at $0.78 per share or $315,307.

         In November 1998, CeleXx entered into an agreement with an entity partially owned by a Director of the Company for financial consulting services. The Company paid such entity 500,000 shares of its common stock and valued these shares at $0.25 per share and accordingly, has recorded compensation expense of $125,000. In February 1999, the Company entered into an agreement with a financial consultant and issued 300,000 shares of its common stock for cash at $0.10 per share aggregating $30,000 and recorded $270,000 in compensation expense for services provided.

         In 1999 the Company issued 860,250 shares in a private placement at $1.00 per share for total proceeds of $860,250.

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

         On January 26, 2000, the Company issued 450,000 shares of its restricted common stock to a consultant for services rendered. The Company recorded $252,000 in compensation expense or $0.56 per share, which approximates the market value on the date of issuance.

         In March 2000 the Company issued 635,555 shares of its restricted common stock to three consultants for services rendered. The Company recorded $1,174,866 in compensation expense to record these issuances.

         On February 15, 2000 the Company issued 420,000 shares of its restricted common stock to two consultants in relation to the preferred stock offering (see Note 9). These shares were recorded at market value, less a discount for the restrictions on trading, netted against the gross proceeds from the shares issued.

         On April 14, 2000 the Company issued 1,400,000 shares of its common stock for the acquisition o f Computer MarketPlace, Inc. (see Note 3).

         On April 11, 2000 the Company issued 22,083 shares of its common stock to employees of its Pinneast subsidiary for proceeds of $10,000. Additionally, the Company issued 110,000 shares of its common stock to settle outstanding claims against Spectrum. The Company recorded $209,000 of compensation expense to reflect such issuances.

         Also, on April 11, 2000 the Company issued 650,000 restricted shares of its common stock to three financial consultants. These consultants have three-year agreements with the Company. The Company recorded deferred compensation of $1,132,083 to reflect these issuances.

         On April 13, 2000 the Company issued 1,000,000 shares to E-Pawn.com, Inc. The Company received 1,000,000 shares of E-Pawn.com, Inc. common stock in consideration for these shares. The investment was valued at $2.00 per share of the Company's common stock or $2,000,000. (see Notes 12 and 15).

         On June 7, 2000, the Company issued 25,000 shares of its restricted common stock to a consultant for services rendered, the Company recorded $20,000 in compensation for this issuance.

         In July 2000, the shareholders of the Company voted in favor of an increase in the number of common shares authorized from 20,000,000 shares to 100,000,000 shares.

         Preferred Stock Issuance:

         On April 7, 2000, the Company issued 350 shares of 6% Series A cumulative convertible preferred stock at $10,000 per share plus common stock purchase warrants and received net proceeds of $3,144,727. The preferred shares are convertible at the lower of the closing bid price on the day preceding the closing of a common stock offering or 80% of the five day common stock average price prior to the date of conversion. The shares are convertible immediately upon the effectiveness of a registration statement. The Company maintains a redemption option at 125% of the common stock offering price.

         In July 2000 the shareholders of the Company authorized an increase in the number of preferred shares issuable from 1,000,000 shares to 20,000,000 shares, par value $.001, the terms of which may be determined at the time of issuance by the Board of Directors without further action by the shareholders.

 9.      EMPLOYMENT AGREEMENTS

         The Company revised the employment agreement with its Chief Executive Officer. The term of the agreement is for five years from June 1, 2000 with a base salary of $175,000 per annum. Additionally, the executive shall be entitled to grants of the Company's common stock as determined by the Board of Directors.

         On June 1, 2000 the Company entered into a five-year employment agreement with its Chief Financial Officer. The agreement stipulates a base salary of $125,000 per annum. Additionally, the executive shall be entitled to grants of the Company's common stock as determined by the Board of Directors.

         In connection with the CMI acquisition on April 11, 2000 the Company entered into a three-year employment agreement with the former major shareholder, as the Chief Executive Officer for CMI. The agreement stipulates a base salary of $150,000 per annum plus participation in Company benefits.

         CMI and Pinneast have also extended employment agreements to various key management personnel of CMI and Pinneast with terms of three (3) years, aggregating $555,000 in annual base salary, renewable annually thereafter.

10.      STOCK OPTION PLAN

         On March 1, 1999 the Board of Directors (the"Board") adopted the CeleXx Corporation 1999 stock option plan. The Board or CeleXx's compensation committee is authorized to issue to eligible persons as defined a maximum amount of 4,500,000 options under such plan. On July 8, 2000, the shareholders of the Company approved an increase in the number of options from 1,000,000 to 4,500,000. As of June 30, 2000, no options had been issued pursuant to the above plan.

11.      INCOME TAXES

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

         The provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal income tax rate to income
         (loss) before provision for income taxes is as follows:

                                                                 December 31,
                                                            --------------------
                                            June 30, 2000   1999            1998
                                            -------------   ----            ----
        Taxes benefit computed
        at statutory rate                    $ 1,280,000  $ 763,000   $ 107,000
        Losses for which income tax benefit
             not utilized                     (1,280,000)  (763,000)   (107,000)
                                            ------------   ---------  ----------

        Net income tax benefit               $         -   $      -   $       -
                                            ============   =========  ==========


         The Company has a net operating loss carryforward for tax purposes totaling approximately $5,418,000 at June 30, 2000 expiring in the years 2014 through 2020.

         Listed below are the tax effects of the items related to the Company's deferred tax asset:

                                                                  December, 31
                                            June 30, 2000       1999      1998
                                            -------------    --------- ---------
        Taxes benefit of net operating loss
             carryforward                   $ 1,280,000    $763,000   $ 107,000
        Valuation Allowance                  (1,280,000)   (763,000)   (107,000)
                                            ------------    ---------- ---------

        Net deferred tax asset recorded      $        -    $      -   $       -
                                            ============    ========== =========

12.      COMMITMENTS AND CONTINGENCIES

         Commitments:

                                    Operating Leases:

         In May 1999 CeleXx entered into a five-year lease for office space at an annual base rental of $92,500 for the initial year. Such base rental shall increase by 4% each year. The lease is to commence when such premises are available for occupancy. CeleXx is currently leasing temporary office space from the same landlord at $5,900 per month. Rent expense for the six months ended June 30, 2000 and years ended December 31, 1999 and 1998 was $33,505, $63,300 and $42,400, respectively.

         The Company through its CMI subsidiary leases building space in Tewksbury, Massachusetts from a related party, under a five-year lease. The leases require minimum annual payments of $72,000 plus maintenance and operating costs over the lease term. Total rent expenses (including common area maintenance) for the period ended June 30, 2000 was $20,489.

         The Company through its Pinneast subsidiary leases building space in Columbia, South Carolina under a three-year lease. The lease requires minimum annual payments of $24,672 and expires on November 30, 2001. Total rent expense for the six months ended June 30, 2000 was $12,706.

         The Company has various leases for office furniture and equipment, which expire between November 2000 through April 2004.

         Minimum future lease commitments are as follows:

         2001            $ 185,100
         2002              102,749
         2003              176,519
         2004              148,597
         2005              142,352
         Thereafter        122,962
                        ----------
                         $ 878,279
                        ==========
          Other Commitments:

         On May 24, 2000 the Board of Directors resolved to issue 50,000 shares of its common stock to its General Counsel pursuant to a retainer agreement. Such shares are to be "locked-up" or unavailable for resale over a five-year term. As of June 30, 2000, the Company had not issued the above shares.

         The Company has accrued $226,000 as a contingent payment payable to the former shareholders' of Pinnacle East, Inc. This accrual was recorded pursuant to the stock purchase agreement between the Company and Pinnacle East, Inc. which required as a contingent cost that the Company's average stock price would be $2.50 for the year ending on the anniversary of the closing of the acquisition.

         Contingencies:

         On August 1, 2000 the Company and its president were served in a lawsuit filed by E-Pawn.com, Inc. ("E-Pawn") alleging causes of action for breach of contract, fraud and breach of fiduciary duty. E-Pawn is seeking damages, specific performance and an injunction. On or about March 10, 2000, the Company's president signed an omnibus strategic alliance agreement with E-Pawn whereby, under certain conditions: (a) E-Pawn was to purchase 1,000,000 shares of CeleXx common stock at $5.00 per share in cash; (b) CeleXx would receive payments for management fees as the appointed manager of E-Pawn; and (c) upon the final funding of 1,000,000 shares of CeleXx Common Stock at $5.00 per share E-Pawn would have the option to exchange $50 million in market value of E-Pawn common stock for $50 million in market value of CeleXx common stock. The closing of the above transactions was to occur on or before March 31, 2000. At E-Pawn's request, in April 2000 an amendment to the agreement was signed to provide for the exchange of 1,000,000 restricted shares of CeleXx common stock for 1,000,000 shares of freely trading common stock of E-Pawn to satisfy the cash payment for the 1,000,000 CeleXx shares. The option arrangement was also amended to be completed with an exchange of 10 million shares of E-Pawn shares for 12 million shares of CeleXx common stock. Upon completion of this exchange, the agreement also provided for an additional option for one year to repeat the share exchange. CeleXx issued the 1,000,000 shares of common stock to E-Pawn on April 13, 2000 and received 1,000,000 shares of free trading E-Pawn shares from a stockholder of E-Pawn. CeleXx also loaned $500,000 to E-Pawn in the form of an unsecured, short-term demand loan. The agreement and amendments were at all times subject to various approvals, including the CeleXx Board of Directors. The granting of the $50 million stock exchange would have represented a change in control and, as a merger transaction, required CeleXx shareholder approval.

         Prior to CeleXx obtaining approvals for the above-described transaction, the President of E-Pawn was indicted by the United States Department of Justice for securities violations and E-Pawn was made the target of further investigations. Further, the SEC temporarily suspended trading in E-Pawn stock due to lack of current information and inaccurate information. In addition, at no time did E-Pawn ever appoint the Company as its manager, although services were performed, invoices were tendered to E-Pawn and remain unpaid, and E-Pawn never tendered or in any manner attempted to deliver its 10,000,000 shares to CeleXx. Further, since CeleXx is a stockholder of E-Pawn, the Company should have received notice of the above-described agreement and has not received any request or proxy for said approval.

         Based on the above events, the SEC's allegations that E-Pawn disseminated false information and the possibility that the investigation of E-Pawn might reveal other securities law violations, the Company determined that the above agreement was never properly approved or consummated and has been taking steps to rescind the transaction, unwind the transfer of shares and pursue collection of the loan receivable. The Company's counsel has opined that the above transaction was void ab finitio (from the beginning). In response to the Company's action, E-Pawn has commenced suit to enforce only those sections of the agreement that the Company believes are favorable to E-Pawn. The Company has moved to dismiss the lawsuit on grounds that include the fact that the above agreement required the Company to appoint Eli Leibowitz as President of the Company, even though Mr. Leibowitz, former President of E-Pawn, is currently under indictment and intends to vigorously defend the action. CeleXx's counsel believes that the lawsuit is frivolous and is of the opinion that the Company will prevail. E-Pawn has acknowledged owing the Company $500,000, which amount exceeds the fair market value of all of the net assets of E-Pawn. Accordingly, the Company recorded a provision for potential uncollectibility of this loan to E-Pawn.

         The Company is also party to two other matters of litigation and claims which management believes are normal in the course of its operations. While the results of such litigation and claims cannot be predicted with certainty, The Company believes the final outcome of such matters will not have a material adverse effect on its results of operations or financial position.

13.      SUBSEQUENT EVENTS

         On July 26, 2000, the Board of Directors resolved to issue 7,650,000 shares of the Company's common stock to two executives. Such shares were issued on September 1, 2000 pursuant to the executives employment agreements and are restricted from resale during the term of these agreements which are five years.

         On August 23, 2000, the Board of Directors granted 363,225 options to acquire shares of the Company's common stock to employees of the Company's CMI subsidiary. These options were issued pursuant to the Company's stock option plan (See Note 11).

         On September 5, 2000, the Board of Directors authorized the grant of 2,650,000 options to acquire common stock of the Company to members of its executive management. These options were issued pursuant to the Company's stock option plan (See Note 11).

14.      POTENTIAL BORROWINGS:

         (1) On October 16, 2000, the Company's Chairman and principal shareholder along with four other officers and/or shareholders provided the Company with a letter of guarantee to jointly consent to lend the Company up to $1,000,000 on an as needed basis for a one year period ending in October 2001, repayment of which will not be required before such date.

         (2) On October 17, 2000, the Company received a $10 million secured Revolving Credit Agreement ("Credit Agreement") maturing in October 2003 from an asset-based lender. Availability under the Credit Agreement is based on a formula of eligible accounts receivable and inventory and allows for an increase in the credit facility to consummate acquisition financing within the maximum $10 million line. Borrowings bear interest at the Chase Bank rate plus 1% per annum and are collateralized by essentially all assets of the Company, such as accounts receivable, inventory, and general intangibles, including its subsidiaries. The Credit Agreement requires, among other conditions, compliance with certain covenants. The consummation of the credit Agreement is subject to the completion of the asset-based lender's due diligence procedures.

15       SETTLEMENT OF LITIGATION (UNAUDITED)

         On October 10, 2000, Celexx and E-Pawn agreed in principal to settle the lawsuit that E-Pawn filed against Celexx and any claims that the Companies may have with respect to each other. The settlement will include unconditional releases and will be subject to documentation and delivery of all considerations. The settlement includes, among other things, the issuance of an additional 2,000,000 shares of Celexx restricted common stock to E-Pawn (E-Pawn already has 1,000,000 shares). Celexx will also cancel the $500,000 that is due from E-Pawn and return 1,000,000 freely tradable shares of E-Pawn that it currently holds. Celexx in return will receive 5,250,000 restricted shares of common stock of E-Pawn.

Item 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    Part III

Item 9.

DIRECTORS,  EXECUTIVE OFFICERS,  PROMOTERS AND CONTROL PERSONS,  COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT.

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

Executive Officers and Directors

         NAME               AGE         POSITION HELD
         ----               ---         -------------

Douglas H. Forde            58          Chairman,President and CEO

David C. Langle             50          Director, Vice President Finance and CFO

Lionel Forde                56          Director, Vice President and   Treasurer

Vincent Caminiti            48          Director and COO

Moty Hermon                 58          Director

William Lerner              64          Director

David Burke                 57          Director and CEO of CMI

John Straatsma              46          Secretary


DOUGLAS H. FORDE

Mr. Forde has been Chairman of the Board of Directors and President and Chief Executive Officer since August 1999. From June 1998 until August 1999, he was Director of Mergers and Acquisitions for the Company. From November 1996 until June 1998, Mr. Forde was Vice President, Strategic Planning for Computer Access International, Inc. Prior to November 1996, Mr. Forde had been a business consultant to numerous companies, ranging from the Fortune 500 to smaller entrepreneurial businesses. He is a graduate of the University of the Virgin Islands, the University of Illinois, and the Bernard M. Baruch College of the City University of New York and holds degrees in accounting, finance, and taxation.

DAVID C. LANGLE

Mr. Langle is currently the Company's Vice President, Finance, and Chief Financial Officer. Mr. Langle joined the Company in March 2000. Prior to joining the Company, he was Vice President and CFO of Terra Telecommunications Corp. since September 1997. Mr. Langle has also served in various senior management capacities as Vice President, Chief Financial Officer and Director for three Florida based NASDAQ and OTC companies. From 1982 to 1991 Mr. Langle was employed by the Miami office of Spicer & Oppenheim, CPA's, an international accounting and consulting firm where he concluded his tenure as an Audit Partner. He is a CPA and has a Bachelor of Science Degree from the University of Illinois in Chicago.

LIONEL FORDE

Mr. Forde is Vice President and Treasurer, and a Member of the Board of Directors of the Company since February 1999. From November 1997 until February 1999 he was President of the international group at Computer Access
International, Inc., responsible for developing markets in the Caribbean and Latin America. Prior to that, Mr. Forde was a senior manager in the Color Paper

Products Division at Eastman Kodak Company. He holds an MBA (Honors) degree from Long Island University and a BS degree in Business Administration from Eastern Illinois University.

VINCENT A. CAMINITI

Mr. Caminiti is a Vice President, Chief Operating Officer and a member of the Board of Directors of the Company since January of 1999. Since June of 1998 Mr. Caminiti has devoted full time to the business development of CeleXx Corporation. Beginning in 1994 through 1998 Mr. Caminiti was Managing Director of Rendon International, Ltd. The Company, with offices in Denver, Los Angeles, Hong Kong, Moscow and London, was active in business consulting for clients in the Tele-communications and Information Technology fields. The business included constructing strategic business alliances, identifying M&A candidates and developing new market strategies for clients via consultative agreements, such as CBS Television to distribute programming in the Asian markets.

MOTY HERMON

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

WILLIAM LERNER

Mr. Lerner has been a member of the Board of Directors since February 1999. Since 1994, Mr. Lerner has been in the private practice of corporate and securities law with offices in Pennsylvania and Florida. Mr. Lerner is also Counsel to the law firms of Sweeney & Associates (Pittsburgh) and Snow Becker Krauss, PC (New York). He is a director of Seitel, Inc. (a NYSE listed oil and gas producing company), Helm Resources, Inc. (an Amex listed company that provides mezzanine financing to middle market companies), and Micros-to-Mainframes, Inc. (a NASDAQ listed company and producer of high-technology communications and computer services to Fortune 500 companies). Mr. Lerner is a graduate of Cornell University (1955) and of the New York University School of Law (1960). He is a member of the bars of New York and Pennsylvania. He has served with the U.S. Securities and Exchange Commission, the American Stock Exchange and as General Counsel to Hornblower, Weeks, Hemphill & Noyes, a New York Stock Exchange brokerage/investment firm.

DAVID BURKE Sr.

Mr. Burke was recently appointed as a member of the Board of Directors of the Company and CEO of Computer Marketplace, Inc. (CMI), a company he founded in 1983. Prior to CMI, Mr. Burke had fifteen years in a career that spanned several management positions including technical supervisor, manufacturing engineering manager, production manager, and international sales manager with the Metrigraphics Division of Dynamics Research Corporation, a multinational manufacturer and distributor of electro-optical products. Mr. Burke received his technical and business education at Worchester Polytechnic, Lowell Technological Institute and Boston University. He also received specialized training in information systems from Novell, Microsoft, IBM, HP, Compaq and other "Tier One" microcomputer and software producers. He is a Member of the American Production & inventory Control Society. He co-authored "Metriform Fabrication, Electronic Packaging and Production, "May 1981, Chaners Publishing.

JOHN STRAATSMA

Mr. Straatsma has served as secretary since October of 1999. Since August of 1998, he has acted as a consultant to CeleXx for business development and operations. In September 1995, Mr. Straatsma founded, and since has acted as president of Consultants Ltd., a company that performs consulting work for companies active in the IT industry. From January 1983 until August 1995, Mr. Straatsma was president of Trinidad Computers Ltd., a company he helped to found. His educational background includes a Bachelor of Commerce degree from the University of Guelph, in Guelph, Ontario, Canada, and a Master of Science degree in Management from Florida International University, Miami, Florida.

Item 10.

EXECUTIVE COMPENSATION

The following table sets forth information relating to the compensation paid by CeleXx during the past fiscal year and for the six month period ended June 30, 2000 to its Chief Executive Officer and President. No options were granted to, and no options were exercised by any of our executive officers or directors during 1999.

                           SUMMARY COMPENSATION TABLE


                                                            Long-Term Compensation

                   Annual Compensation                              Awards          Payouts
----------------------------------------------------------- ----------------------- -----------
      (a)          (b)        (c)       (d)        (e)          (f)         (g)        (h)         (i)
---------------- --------- ---------- --------- ----------- ------------ ---------- ----------- -----------
                                                Other                                           All other
                                                Annual      Restricted                          compensation
    Name &                                      Compensation   Stock     Opinion/Sars  LTIP        ($)
   Principal                Salary     Bonus       ($)       Award(s)       (#)      Payouts
   Position      Year         ($)       ($)                     ($)                    ($)
---------------- --------- ---------- --------- ----------- ------------ ---------- ----------- -----------
Doug Forde       2000*     75,000
President and    1999      34,900
CEO              1998      60,000

David Langle,    2000*     27,250
VP and CFO

Lionel Forde,    2000*     60,000
VP

* Represents the six month period ended June 30, 2000

STOCK OPTIONS

 OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                    Potential Realizable Value
                                    At Assumed Annual                  Alternative
                                    Rats of Stock Price               to (j) and (k)
   Individual Grants    Appreciation for Option Price              Grant Date   Value
                                                                                Grant Date
                                            5% ($)            10%($)            Present        Value $
                                            (j)               (k)               (l)
------------------------------------------------------------------------------------------------------------------------------------

Doug Forde        -0-      -0-      N/A                                         N/A              N/A
David Langle      -0-      -0-      N/A                                         N/A              N/A

Lionel Forde      -0-      -0-      N/A                                         N/A              N/A


OPTION EXERCISES AND HOLDINGS

The following table sets forth information with respect to the exercise of options to purchase shares of common stock during the fiscal year ended December 31, 1999, of each person named in the summary compensation table and the unexercised options held as of the end of the 1999 fiscal year.

Aggregated Options/SAR Exercises in the last Fiscal year and Fiscal Year End:

OPTION/SAR VALUES



                                                                   Number of
                                                                   Securities
                                                                   Underlying
                                                                   Unexercised             Value of
                                                                   Options/SARs at       Unexercised In-The
                                                                   Fiscal Year-End       Money Options/SARs
                        Shares Acquired on                         Exercisable/             at Fiscal year-end
                        Exercise              Value Realized       Unexercisable         Exercisable/Unexercisable
                        ------------------    --------------       -------------         --------------------------


Name



Doug Forde                  N/A                   N/A                  N/A                   N/A

David Langle                N/A                   N/A                  N/A                   N/A

Lionel Forde                N/A                   N/A                  N/A                   N/A



EMPLOYMENT AGREEMENTS

DOUGLAS H. FORDE, CHAIRMAN OF THE BOARD AND PRESIDENT

Under the terms of an employment agreement between the Company and Mr. Forde, in consideration for his services to the Company, Mr. Forde will receive an annual base salary of $150,000 as of January 1, 2000. Mr. Forde is also eligible to participate in the Company's Incentive Stock Option Plan and stock grants as the Board of Directors may grant from time to time. Effective June 1, 2000 the employment agreement for Mr. Forde ,among other terms, was amended to increase his annual base salary to $175,000 ,extended to five years and requiring Keyman life insurance. On July 26, 2000 the Company's Board of Directors authorized the grant of 7,000,000 shares of restricted Company common stock to Mr. Forde and subject to a "lock-up" or resale restriction, pursuant to Mr. Forde's employment agreement.

LIONEL FORDE, VICE PRESIDENT AND DIRECTOR

Under the terms of an employment agreement between the Company and Mr. Forde, in consideration for his services to the Company, Mr. Forde will receive an annual base salary of $120,000 as of January 1, 2000. Mr. Forde is also eligible to participate in the Company's Incentive Stock Option Plan.

DAVID C. LANGLE, VICE PRESIDENT, FINANCE, CHIEF FINANCIAL OFFICER AND DIRECTOR

The Company entered into an employment agreement with David C. Langle dated as of June 1, 2000 with a term of five (5) years. Mr. Langle serves as the Vice President of Finance and Chief Financial Officer of the Company. His employment agreement provides compensation in the form of an annual base salary in the amount of $125,000 per year, participation in the Company's Incentive Stock Option Plan, and stock grants as the Board of Directors may grant from time to time. . On July 26, 2000 the Company's Board of Directors authorized the grant of 650,000 shares of restricted Company common stock to Mr. Langle and subject to a "lock-up" or resale restriction, pursuant to Mr. Langle's employment agreement.

DAVID BURKE,SR., CHIEF EXECUTIVE OFFICER OF CMI AND DIRECTOR

Pursuant to a three year employment agreement between the Company and Mr. Burke, in consideration for his services to the Company, Mr. Burke will receive an annual base salary of $150,000 as of April 11, 2000, annual performance reviews and Company benefits. Mr. Burke is also eligible to participate in the Company's Incentive Stock Option Plan.

The Company's subsidiaries have extended Employment Contracts to its various key management personnel, aggregativly $555,000 annually with terms of three (3) years, renewable annually thereafter.

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

Under the Plan, we reserved an aggregate of 1,000,000 shares of common stock for issuance pursuant to options granted under the Plan ("Plan Options"). In June 2000 the shareholders approved to amend the Company's 1999 Stock Option Plan to increase the number of shares issuable under the Plan from 1,000,000 to 4,500,000 shares. Our Board of Directors or a Committee of the Board of Directors (the "Committee") will administer the Plan including, without limitation, the selection of the persons who will be granted Plan Options under the Plan, the type of Plan Options to be granted, the number of shares subject to each Plan Option and the Plan Option price.

Plan Options granted under the Plan may either be options qualifying as incentive stock options ("Incentive Options") under Section 422 of the Internal Revenue Code of 1986, as amended, or options that do not so qualify ("Nonqualified Options"). In addition, the Plan also allows for the inclusion of a reload option provision ("Reload Option"), which permits an eligible person to pay the exercise price of the Plan Option with shares of common stock owned by the eligible person and receive a new Plan Option to purchase shares of common stock equal in number to the tendered shares. Any Incentive Option granted under the Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of such grant, but the exercise price of any Incentive Option granted to an eligible employee owning more than 10% of our common stock must be at least 110% of such fair market value as determined on the date of the grant. The term of each Plan Option and the manner in which it may be exercised is determined by the Board of the Directors or the Committee, provided that no Plan Option may be exercisable more than 10 years after the date of its grant and, in the case of an Incentive Option granted to an eligible employee owning more than 10% of our common stock, no more than five years after the date of the grant.

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

All Plan Options are non-assignable and nontransferable, except by will or by the laws of descent and distribution, and during the lifetime of the optionee, may be exercised only by such optionee. If an optionee's employment is terminated for any reason, other than his death or disability or termination for cause, or if an optionee is not an employee of but is a member of our Board of Directors and his service as a Director is terminated for any reason, other than death or disability, the Plan Option granted to him shall lapse to the extent unexercised on the earlier of the expiration date or 30 days following the date of termination. If the optionee dies during the term of his employment, the Plan Option granted to him shall lapse to the extent unexercised on the earlier of the expiration date of the Plan Option or the date one year following the date of the optionee's death. If the optionee is permanently and totally disabled within the meaning of Section 22(c)(3) of the Internal Revenue Code of 1986, the Plan Option granted to him lapses to the extent unexercised on the earlier of the expiration date of the option or one year following the date of such disability.

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

On August 23, 2000 and September 5, 2000, the Company granted 363,225 incentive stock options to various employees of CMI with a three (3) year vesting schedule, and 2,650,000 to executive management of the Company, 500,000 options that are immediately exercisable and the balance with a three (3) year vesting schedule. All the foregoing options were granted at the fair market value of the common stock covered by the options.

Section 16(a) Beneficial Ownership Reporting Compliance

COMPLIANCE

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, each executive officer, director and beneficial owner of 10% or more of the Company's Common Stock is required to file certain forms with the Securities and Exchange Commission. A report of beneficial ownership of the Company's Common Stock on Form 3 is due at the time such person becomes subject to the reporting requirement and a report on Form 4 or 5 must be filed to reflect changes in beneficial ownership occurring thereafter. During the year ended December 31, 1999 and as of June 30, 2000, none of the executive officers, directors, and beneficial owners of 10% or more of the Company's Common Stock were current with these filing requirements.

Item 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the Company's shares ("Shares") of Common Stock, par value $.001, beneficially owned as of September 21,2000 for:

Each shareholder known by the Company to be the beneficial owner of five (5%) percent or more of the Company's outstanding Common Stock, each of the Company's executive officers and directors, and all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities to which the person has the right to acquire beneficial ownership within sixty (60) days. As of September 21,2000 there were 24,019,696 shares of Common Stock outstanding.

                                  No. of Shares
                        Shares Beneficially Percentage of         Approximate
     Name (1)                              Owned              Outstanding Shares
---------------------   ---------------------------------     ------------------
Douglas H. Forde(2)(5)               7,464,375                            31.08%
Lionel Forde(3)(5)                   1,025,000                             4.27
Vincent Caminiti                       250,000                             1.04
David Langle                           650,000                             2.71
David Burke, Sr.                     1,400,000                             5.83
Moty Hermon                            500,000                             2.08
William Lerner
Michelle J. Michalow(4)(5)             575,000                             2.39
John W. Straatsma                      250,000                             1.04
All Executive Officers and
  Directors as a group (8 persons)  11,539,375                            48.04%


(1) Unless otherwise indicated, the address of each of the persons set forth above is 7251 West Palmetto Park Road, Boca Raton, FL 33433.

(2)      Includes 375,000 shares owned by the spouse and daughter of Mr. Forde.

(3) Lionel Forde is the brother of Douglas H.Forde. Includes 800,000 shares owned by the spouse and family of Mr. Forde.

(4) Ms. Michalow is a former officer of CeleXx. Includes 325,000 shares owned by the mother of Ms. Michalow.

(5) Douglas H. Forde, Lionel Forde and Michelle J. Michalow have each pledged 250,000 shares, 100,000 shares and 350,000, respectively,shares of restricted Company stock as collateral to the holder of the Series A Convertible Preferred Stock.

Item 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In November 1998, we entered into an agreement with Girmon Investment Co., Limited, a company, which is 33% owned by Moty Hermon, a member of our board of directors. The agreement is for corporate finance advisory services for an initial period of 36 months. As consideration for business, advisory and other consulting services performed on our behalf, Girmon Investment received 500,000 shares of our Common Stock. Each share was valued at $.25 for an aggregate value of $125,000.

Since February 1998, Edinburgh Consulting, an entity that is wholly owned by Michelle J. Michalow, a former officer of CeleXx, has loaned us $664,761. In December 1998, Edinburgh contributed to capital $216,121. In February 1999, pursuant to the terms of a consulting agreement between Edinburgh and CeleXx, Edinburgh converted $133,333 of the outstanding debt into 1,333,333 shares of our common stock at $.10 per share. Additionally, in March 1999 Edinburgh converted the remaining $315,307 into 400,000 shares of our common stock at $.78 per share.

In May 1999, we signed a merger agreement and took effective control of West Columbia, SC-based Pinneast.com for a combination of cash and stock. In exchange for all of the outstanding stock of Pinneast, an aggregate of 500,000 shares of our common stock was issued to the Pinneast.com shareholders and a cash payment of $100,000 (deferred for one year). The shares of common stock were valued at $1.50 per share. Accordingly, the issuance of these securities was exempt from registration requirements of the Act pursuant to Section 4(2) of the Act.

Our second acquisition, Computer Marketplace, Inc. (CMI) was completed on April 11, 2000, pursuant to an Agreement and Plan of Reorganization for a value of $ 5,000,000. Payment consisted of 1,400,000 shares of our common stock and cash of $1,500,000 at closing and a promissory note for $1 million at 6% per annum, payable in equal installments at the first and second anniversaries. David Burke Sr., and five (5) other key employees retained their positions in CMI pursuant to 3-year employment contracts. CMI, located in Tewksbury, Massachusetts, is a sixteen-year-old network solution and systems design company, founded in 1983. CMI focuses on providing Fortune 1000 companies, government agencies and educational institutions with networking solutions, systems integration, and computer telephony integration.

During the six month period  ended June 30, 2000  Douglas H. Forde  provided the
Company   with   $100,804   in   advances   that   are   non-interest   bearing,
un-collateralized and have no specified date for repayment.

Douglas H. Forde, Chairman and CEO was granted 7,000,000 shares of restricted company common stock by the Board of Directors on July 26, 2000, pursuant to an amended five-year employment agreement. The shares were issued on September 1,2000.

David C. Langle, CFO was granted 650,000 shares of restricted company common stock by the Board of Directors on July 26, 2000, pursuant to an amended five-year employment agreement. The shares were issued on September 1,2000.

Item 13.

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

The Exhibits listed below are filed or incorporated by reference herein.

                                  EXHIBIT INDEX

Exhibit
Number                       Description of Document

2.1 Plan of Reorganization and Agreement of Merger, dated April 14,2000, by and between Computer Marketplace, Inc., David Burke, Sr., Betty Des Meules, Cobra Technologies, Inc. and CMI Acquisition Corp.

3.1           By-Laws

3.2           Articles of Incorporation

3.3           Articles of Amendment of Articles of Incorporation

4.1           Stock Option Plan

10.1          Lease Agreement  dated  May 11, 1999,  between Sawgrass Realty
              Holdings, Inc.  and  Celexx    Corporation        (f/k/a Cobra

              Technologies, Inc.)

10.2          Employment Agreement Lionel Forde

10.3          Employment Agreement Doug Forde

10.4 Merger Agreement by and between Pinneast.com, Inc. and Celexx Corporation, dated May 25, 1999

*10.6         Amended Employment Agreement- Douglas H. Forde

*10.7         Employment Agreement - David C. Langle

*10.8 Series A Convertible Stock Purchase Agreement dated as of April 7, 2000 among Celexx Corporation and Birch Circle LLC

*10.8(a)      Terms of Series A Convertible Preferred Stock

*10.8(b) Registration Rights Agreement pursuant to Convertible Preferred Stock Purchase

*10.8( c )    Security  Agreement  pursuant  to  Convertible   Preferred   Stock
              Purchase

*10.8(d) Intellectual Property Security Agreement pursuant to Convertible Preferred Stock Purchase

*10.8(e)      Stock Pledge Agreement

*10.8(f)      Warrant Certificate

*21.1         Subsidiaries of the Company

*27           Financial Data Schedule

*             Included herein.
**            Additional Exhibits to be provided

(b) Reports on Form 8-K.

On June 29, 2000 the Company filed a report on Form 8-K stating the Company's change in fiscal year from a year ended on December 31, to the new fiscal year end of June 30.

On August 18, 2000 the Company filed a report on 8-K/A reporting an Investment Agreement with E-Pawn.com, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 12, 2000                              REGISTRANT:

                                                   CeleXx Corporation

                                                        By: /s/ Douglas H. Forde
                                                         -----------------------
                                                                Douglas H. Forde
                                               President, Chairman of the Board,
                                               and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:           /s/ Doug H. Forde
October 12, 2000
      ---------------------------------------------------

Doug H. Forde
President, Chairman of the Board,
and Chief Executive Officer
(principal executive officer)

By:           /s/ David C. Langle
October 12, 2000
      ---------------------------------------------------

David C. Langle
Vice President Finance
And Chief Financial Officer

By:           /s/
         ---------------------------------------------------
          Director

By:           /s/

      ---------------------------------------------------
          Director

By:           /s/

         ---------------------------------------------------
          Director

A copy of the Company's Annual Report on Form 10-KBS for the fiscal period ended June 30,2000 with exhibits, may be obtained by any stockholder of the Company, without charge, by writing to: CELEXX CORPORATION, Attn: Investor Relations,7251
W. Palmetto Road, Suite 208, Boca Raton, FL 33433