Form 10QSB
period 2000-09-30
CELEXX CORP
filed 2000-11-14
CIK 1096085

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                For the quarterly period ended September 30,2000

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

Yes |X| No |_|

The number of shares outstanding of each of the issuer's classes of common equity as of September 30, 2000:

Common Stock, $.01 Par Value - 23,319,696 shares

Transitional Small Business Disclosure Format (check one):

Yes |_| No |X|

Part I Financial Information


                       CELEXX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2000
                                  - unaudited -




                                     ASSETS


CURRENT ASSETS:
    Cash                                                       $        546,248
    Accounts receivable                                               2,853,992
    Inventory                                                           574,216
    Prepaid Taxes                                                       207,082
    Other current assets                                                 73,065
                                                                   -------------
TOTAL CURRENT ASSETS                                                  4,254,603

MARKETABLE SECURITIES - AVAILABLE FOR SALE                              125,000

FURNITURE AND EQUIPMENT, NET                                            393,860

GOODWILL, NET                                                           521,080

INTANGIBLES ASSETS, NET                                               3,197,969

OTHER ASSETS                                                             93,008
                                                                   -------------
                                                               $      8,585,520
                                                                   =============




                             LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES


    Accounts payable and accrued expenses                      $      1,600,111
    Note payable related party                                           41,500
    Line of credit - short term portion                               1,679,728
    Deferred revenue                                                    224,214
                                                                   -------------
    TOTAL CURRENT LIABILITIES                                         3,545,553
                                                                   -------------
LINE OF CREDIT - long term portion                                       71,631
                                                                   -------------
NOTE PAYABLE AND ADVANCES - RELATED PARTIES                           1,118,787
                                                                   -------------
COMMITMENTS AND CONTINGENCIES                                                 -

STOCKHOLDERS' EQUITY:
    Preferred stock, $001 par value, 20,000,000 shares authorized;
       350 issued and outstanding                                             -
    Common stock, $.001 par value, 100,000,000 shares authorized;
       23,319,696 shares issued and outstanding                          23,320
    Additional paid-in capital                                       15,435,505
    Unamortized stock compensation                                   (4,027,483)
    Other comprehensive loss -
       Unrealized loss on marketable securities -
             available for sale                                      (1,875,000)
    Accumulated deficit                                              (5,706,793)
                                                                  --------------
          TOTAL STOCKHOLDERS' EQUITY                                  3,849,549
                                                                   -------------

                                                               $      8,585,520
                                                               =================


                See notes to consolidated financial statements.

                       CELEXX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  - unaudited -



                                                             Three Months Ended        Three Months Ended
                                                             September 30, 2000        September 30, 1999
                                                          -----------------------   -----------------------

REVENUE                                                   $             5,234,652   $               270,234

COST OF REVENUE                                                         3,999,196                   141,706
                                                          -----------------------   -----------------------
GROSS PROFIT                                                            1,235,456                   128,528


OPERATING EXPENSES
  Selling, general and administrative expense                           1,207,398                   478,149
  Amortization  of goodwill, intangibles and stock compensation           279,642                    21,159
                                                          -----------------------   -----------------------
                                                                        1,487,040                   499,308

LOSS FROM OPERATIONS                                                     (251,584)                 (370,780)

OTHER INCOME (EXPENSES):
    Interest expense                                                      (16,941)                        -
    Other Income (expense)                                                 25,589                         -
                                                          -----------------------   -----------------------
TOTAL OTHER INCOME                                                          8,648                         -
                                                          -----------------------   -----------------------
NET LOSS                                                  $              (242,936)  $              (370,780)
                                                          =======================   =======================


NET LOSS                                                  $              (242,936)  $              (370,780)

OTHER COMPREHENSIVE LOSS:
  Unrealized holding loss arising during the period from
   marketable securities                                                 (312,000)                        -
                                                          -----------------------   -----------------------
COMPREHENSIVE LOSS                                                       (554,936)                 (370,780)
                                                          =======================   =======================

NET LOSS PER COMMON SHARE - basic                         $                 (0.02)  $                 (0.05)
                                                          ========================  ========================
WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING - basic                                                15,223,878                 6,769,019
                                                          ========================  ========================


                 See notes to consolidated financial statements.

                       CELEXX CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                  - unaudited -


                                                                  Three Months Ended     Three Months Ended
                                                                  September 30, 2000     September 30, 1999

                                                                 ---------------------   ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                      $          (242,936)   $          (370,780)
                                                                 ---------------------   ---------------------
    Adjustments to reconcile net loss to net cash
       used in operations:
          Amortization and depreciation                                       286,620                 54,298

    Changes in assets and liabilities net of effects from acquisition:

       Accounts receivable                                                   (641,694)               105,000
       Inventory                                                             (151,472)                95,122
       Other current assets                                                   (46,320)              (181,500)
       Other assets                                                           (40,000)                     -
       Accounts payable and accrued expenses                                  252,641                 35,655
       Deferred revenue                                                       111,618                 (6,000)
                                                                 ---------------------   ---------------------
                                                                             (228,607)               102,575
                                                                 ---------------------   ---------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                          (471,543)              (268,204)
                                                                 ---------------------   ---------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Marketable securities                                                           -                 51,000
    Capital expenditures                                                     (108,498)                     -
                                                                 ---------------------   ---------------------
NET CASH PROVIDED BY (USED IN INVESTING ACTIVIES                             (108,498)                51,000
                                                                 ---------------------   ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Line of credit                                                            585,917                 19,723
    Borrowings from (repayments to) related parties                            17,901                (84,144)
                                                                 ---------------------   ---------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           603,818                (64,421)
                                                                 ---------------------   ---------------------
NET INCREASE (DECREASE) IN CASH                                                23,777               (281,626)

CASH - beginning of period                                                    522,471                283,576
                                                                 ---------------------   ---------------------
CASH - end of period                                           $              546,248 $                1,950
                                                                 =====================   ====================



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid during the period for interest                   $               22,184 $                    -
                                                                 =====================   ====================


Noncash investing and financing activites:


    Common stock issued for compensation and services          $            2,895,400 $                    -
                                                                 =====================   ====================


                 See notes to consolidated financial statements.

                    CeleXx Corporation and Subsidiaries
         Notes to Unaudited Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of CeleXx Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB . Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Form 10-KSB for the six month transition period ended June 30,2000.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The results for the three months ended September 30, 2000, and 1999, are not necessarily indicative of financial information for the full year. For further information, refer to the consolidated financial statements and footnotes included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the six month transition period ended June 30,2000.

2. General

On May 25, 1999 CeleXx acquired through its wholly owned subsidiary, Pinneast.com, Inc. ("Pinneast"), all the outstanding shares of Pinnacle East, Inc., a South Carolina Corporation, engaged in the development of multimedia educational programs for industry and government. Pinneast was acquired for 500,000 shares of CeleXx's common stock and a $100,000 note payable due in May 2000. As of September 30, 2000 the balance of the note is $41,500. Subsequent to the acquisition, Pinnacle East, Inc. was liquidated.

On April 14, 2000, CeleXx acquired Computer Marketplace, Inc. ("CMI"), a Massachusetts company engaged in systems engineering, design and maintenance of computer network systems. The consideration paid was 1,400,000 shares of the Company's common stock and $1,500,000 at closing and a note payable for $1,000,000 bearing interest at 6% due in two equal annual installments on the anniversary of the closing date. The former owner of CMI agreed to extend the first annual installment of $500,000 originally due April 2000 to November 2001.

The acquisitions of Pinneast and CMI were accounted for using the purchase method of business combinations.

On June 9, 2000, the Board of Directors elected to change the Company's fiscal year end from a year ending December 31 to a year ending June 30. The decision was made to conform to industry group standards and administrative purposes.

                       CeleXx Corporation and Subsidiaries

              Notes to Unaudited Consolidated Financial Statements

3. Stockholders' Equity

On September 1, 2000, the Company issued 7,650,000 shares of the Company's common stock to two executives. Such shares were issued pursuant to the executive's employment agreements and are restricted from resale during the term of these agreements, which are five years. In addition, 50,000 shares of common stock were issued to an individual for services rendered. The Company has recorded non-cash compensation charge to earnings of $49,147 and an increase to unamortized stock compensation of $2,895,400 as relating to the issuance of the aforementioned shares.

On August 23, 2000, the Board of Directors granted 363,225 options to acquire shares of the Company's common stock at an exercise price of $0.50 to employees of the Company's CMI subsidiary. On September 5, 2000, the Board of Directors authorized the grant of 2,650,000 options at an exercise price of $0.43 to acquire common stock of the Company to members of its executive management. These options were issued pursuant to the Company's stock option plan.

4. Pro-forma Information

The following unaudited pro-forma condensed statement of operations for the three months ended September 30, 1999 reflects the combined results of the Company as if the acquisitions of Pinneast and CMI had occurred on July 1, 1999.

                  REVENUES                  $3,839,374
                                            ----------

                  GROSS PROFIT                 872,331
                                            ----------

                  OPERATING EXPENSES         1,161,569
                                             ---------

                  NET LOSS                  $( 289,238)
                                            -----------

                  NET LOSS PER SHARE        $   ( 0.04)
                                            -----------



5. Subsequent Events

Potential Borrowings:

On October 16, 2000, the Company's Chairman and principal shareholder along with four other officers and/or shareholders provided the Company with a letter of guarantee to jointly consent to lend the Company up to $1,000,000 on an as needed basis for a one year period ending in October 2001. Repayment will not be required before such date.

                       CeleXx Corporation and Subsidiaries

              Notes to Unaudited Consolidated Financial Statements

5. Subsequent Events - continued

On October 17, 2000, the Company received a commitment for a $10 million secured Revolving Credit Line ("Credit Line") maturing in October 2003 from CIT Business Credit, a unit of CIT Commercial Finance and one of six operating groups within the CIT Group, Inc. Availability under the Credit Line is based on a formula of eligible accounts receivable and inventory and allows for an increase in the credit facility to consummate acquisition financing within the maximum $10 million line. Borrowings bear interest at the Chase Bank rate plus 1% per annum and are collateralized by essentially all assets of the Company, such as accounts receivable, inventory, and general intangibles, including its subsidiaries. The Credit Line requires, among other conditions, compliance with certain covenants. The consummation of the Credit Line is subject to the completion of the asset-based lender's legal review and documentation. The Company anticipates the closing for this Credit Line to occur no later than November 30, 2000.

Settlement of Litigation:

On October 24, 2000, Celexx and E-Pawn.com, Inc. ("E-Pawn") entered into a Settlement and Release Agreement ("settlement") to settle the lawsuit that E-Pawn filed against Celexx and any claims that the companies may have with respect to each other. The settlement will include unconditional releases and will be subject to documentation and delivery of all considerations. The settlement provides for, among other things, the issuance of an additional 2,250,000 shares of Celexx restricted common stock to E-Pawn (E-Pawn already has 1,000,000 shares). Celexx will also cancel the $500,000 that is due from E-Pawn and return 1,000,000 freely tradable shares of E-Pawn that it currently holds and, issue to a shareholder of E-Pawn a warrant to purchase 250,000 shares of common stock of Celexx granting the shareholder the right to purchase the shares at $2.50 per share until October 20, 2003. Celexx in return will receive 5,250,000 restricted shares of common stock of E-Pawn.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three Months Ended September 30, 2000, and 1999

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON MANAGEMENT'S CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS, BELIEFS AND ASSUMPTIONS. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE THOSE DISCUSSED IN "PART I -
ITEM 1 - DESCRIPTION OF BUSINESS - RISK FACTORS" AND "PART II - ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS" CONTAINED IN THE COMPANY'S FORM 10-KSB FOR THE SIX MONTH TRANSITION PERIOD ENDED JUNE 30,2000, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. INVESTORS SHOULD REVIEW THIS QUARTERLY REPORT IN COMBINATION WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB IN ORDER TO HAVE A MORE COMPLETE UNDERSTANDING OF THE PRINCIPAL RISKS ASSOCIATED WITH AN INVESTMENT IN THE COMPANY'S STOCK.

Overview

CeleXx Corporation is an integrated management company providing Information Technology (IT) services, networking solutions and web-centric training to its clients. In general, these services are designed to enhance the performance of client IT systems and to improve individual performance. CeleXx's strategy in providing these services has been accomplished through acquisition, consolidation and operation of IT businesses in select markets. In general, these businesses provide services such as design, engineering and installation of network systems; customization and design of multimedia applications in all the major formats used in the development and delivery of e-Education, Distance Learning, and other interactive Web-based solutions; commercial Web site development, computer hardware and software integration, Voice over Internet Protocol and call center telephony; as well as training and on-going technical support to client companies.

Company operations are currently organized into four groups according to function: Integrated Solutions, Performance Media, Information Engineering, and Special applications.

CMI is the flagship of the company's Integrated Solutions Group, which is involved in systems engineering, networking, computer telephony integration and other network support services. The Performance Media Group develops high-end multimedia applications and delivers eEducation, Distance Learning and other web-centric solutions to clients in the Fortune 500 list.

Effective January 1, 2000 the Company changed its fiscal year from December 31 to June 30. Accordingly, the discussion of financial results set forth below compares the three-month period ended September 30, 2000 to the three-month period ended September 30, 1999.

Results of Operations

Consolidated revenues for the quarter ended September 30, 2000 were $ 5,234,652 compared to $ 270,234 for the same quarter last year, representing an increase of $4,964,418 or 1,837%. The increase in revenue resulted from a substantial increase in the revenues of the company's Performance Media Group and from the acquisition of Computer Marketplace, Inc.("CMI") in April 2000. No revenues have been earned from the Information Engineering Group and the revenues for the Special Applications Group were negligible.

Gross profits for the first quarter ended September 30, 2000 decreased to 24% from 48% for the quarter ended September 30, 1999. This decrease was due in part to disproportional revenues from the company's Integrated Solutions Group versus its other businesses. Traditionally, the sale of computing solutions, which involves, among other things, the integration of computer hardware and software and which constitutes the business of the Integrated Solutions Group, yields lower gross profit margins than does the service business, which are carried out by the company's three other groups. In the first quarter ended September 30, 2000 the Company generated gross profit of 60% from its Performance Media Group and 20% from the Integrated Solutions Group, combined netting 24% of revenues, compared to 48% derived only from the Performance Media Group in the same period in 1999.

For the quarter ended September 30, 2000 selling, general and administrative expenses ("SG&A") increased by $729,249 or 153%, over the same period in 1999. SG&A expenses represented 23% of total sales for the quarter ended September 30, 2000 as opposed to 177% of total sales for 1999. The overall increase in SG&A expenses, for the quarter ended September 30, 2000, includes the selling, general and administrative expenses for the Company's operations, which amounted to $936,000, non-cash compensation expense in the amount of $152,064 for the issuance of stock rendered, as well as the salaries, wages, professional expenses and transaction costs associated with on-going acquisitions and the Company's on-going capital raising efforts.

Amortization of goodwill, intangibles, and stock compensation increased by $258,483 to $279,642 for the quarter ended September 30, 2000 from the same period in 1999 primarily as a result of the Company's acquisition of CMI in April 2000.

As a result of the overall increase in revenues and proportionately lower operating expenses, the consolidated operating loss of $251,584 for the quarter ended September 30, 2000 decreased by $119,196(32%) when compared to the operating loss of $370,780 for the same period in 1999.

Net loss decreased $127,844(34%) to a net loss of $249,936 for the quarter ended September 30, 2000 compared to $370,780 in 1999. The net loss per common share decreased from ($0.05) for the quarter ended September 30, 1999 to ($0.02) in the same quarter in 2000, resulting in a change of +$0.03 per share or 60%.

Liquidity and Capital Resources

The Company historically has satisfied its operating cash requirements primarily through cash flow from operations, from borrowings from shareholders and from a revolving line of credit with limits up to $5 million from FINOVA. At September 30, 2000, the Company had $546,248 in cash on hand and in bank accounts.

During the three months ended September 30, 2000, cash provided by financing activities amounting to $603,818 exceeded cash used in operating and investing activities of $580,041 , resulting in a $23,777 increase in cash. Net cash used by operations of $471,543 was primarily due to increases in accounts receivable and inventory levels, which were partially offset by increases in accounts payable and deferred revenues.

On October 16, 2000, the Company's Chairman and principal shareholder along with four other officers and/or shareholders of the Company provided the Company with a letter of guarantee jointly consenting to lend the Company up to $1,000,000 on an as needed basis over a one year period ending in October 2001, the repayment of which will not be required before such date.

Also, on October 17, 2000, the Company received a commitment for a $10 million secured Revolving Credit Line ("Credit Line") maturing in October 2003 from CIT Business Credit, a leading asset-based lender. Availability under the Credit Line is based on a formula of eligible accounts receivable and inventory and allows for an increase in the credit facility to consummate acquisition financing within the maximum $10 million line. Borrowings bear interest at the Chase Bank rate plus 1% per annum and are collateralized by essentially all the assets of the Company. The Credit Line requires, among other conditions, compliance with certain covenants. The consummation of the Credit Line is subject to the completion of the asset-based lender's legal review and documentation. The closing for this credit line is anticipated to occur no later than November 30, 2000 and anticipated availability of net borrowings is projected to range between $1 million to $2 million at closing.

The Company believes that it will require additional cash infusions to meet the Company's projected working capital, strategic acquisitions and other cash requirements in its current fiscal year ending June 30, 2001 and is working closely with lenders, investment bankers and others to meet these projected needs.

Part II Other Information

Item 2. Changes in Securities and Use of Proceeds

         NONE

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            27.1  Financial Data Schedule

      (b) The Company filed the following reports on Form 8-K during the three months ended September 30, 2000:

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

Celexx Corporation

By:    /s/ Doug H. Forde                                   November 13, 2000
      ---------------------------------------------------
                  Doug H. Forde
                  President, Chairman of the Board,
                  and Chief Executive Officer
                  [principal executive officer]


By:    /s/ David C. Langle                                 November 13, 2000
      ---------------------------------------------------
                  David C. Langle
                  Vice President Finance
                  And Chief Financial Officer
                 {principal accounting officer]