Form 10KSB/A
period 2000-06-30
CELEXX CORP
filed 2000-11-22
CIK 1096085

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

Item 3.

LEGAL PROCEEDINGS

On August 1, 2000 the Company was served in a lawsuit filed by E-Pawn.com, Inc.("EPWN") in the Circuit Court of the 15th Judicial Circuit, Palm Beach County, Florida. The case is styled E-Pawn.com, Inc. vs. CeleXx Corporation and Douglas H. Forde, Case no. CL007436AN. The lawsuit alleges causes of action for breach of contract, fraud and breach of fiduciary duty. EPWN is seeking damages, specific performance and an injunction. This matter began on or about March 10, 2000, when the Company's ("Celexx" and/or the "Company") president signed an omnibus agreement with E-Pawn.com, Inc. (EPWN:OTCBB)("E-Pawn") whereby, under certain conditions: (a) E-Pawn was to purchase 1,000,000 shares of Celexx common stock at $5.00 per share in cash, (b) Celexx would receive payments for management fees as the appointed manager of E-Pawn and, (c) upon the final funding of 1,000,000 shares of Celexx Common Stock at $5.00 per share E-Pawn would have the option to exchange $50 million in market value of E-Pawn common stock for $50 million in market value of Celexx common stock. The closing of the above transactions was to occur on or before March 31, 2000. At E-Pawn's request, in April 2000 an amendment to the agreement was signed to provide for the exchange of 1,000,000 restricted shares of Celexx common stock for 1,000,000 shares of freely trading common stock of E-Pawn to satisfy the cash payment for the 1,000,000 Celexx shares. The option arrangement was also amended to be completed with an exchange of 10 million shares of E-Pawn shares for 12 million shares of Celexx common stock. Celexx issued the 1,000,000 shares of common stock to E-Pawn on April 13, 2000 and received 1,000,000 shares of free trading E-Pawn shares from a stockholder of E-Pawn. Celexx also loaned $500,000 to E-Pawn in the form of an unsecured, short-term demand loan. The agreement and amendments were at all times subject to various approvals, including the Celexx Board of Directors. The granting of the $50 million stock exchange would have represented a change in control and, as a merger transaction, required Celexx shareholder approval.

The Company's counsel has opined that the above transaction was void ab initio (from the beginning). In response to the Company's action, E-Pawn has commenced suit to enforce only those sections of the agreement that are favorable to them. The Company has moved to dismiss the lawsuit and vigorously defend the action. Celexx's counsel believes that the lawsuit is frivolous and is of the opinion that the Company will prevail. Notwithstanding, E-Pawn has acknowledged receiving from the Company $500,000. Accordingly, the Company recorded a provision for potential uncollectibilty of this loan to E-Pawn.

CeleXx and E-Pawn agreed in principle to settle the lawsuit that E-Pawn filed against Celexx and any claims that the companies may have with respect to each other. The settlement will include unconditional releases and will be subject to documentation and delivery of all considerations. The settlement includes, among other things, the issuance of an additional 2,000,000 shares of Celexx restricted common stock to E-Pawn (E-Pawn already has 1,000,000 shares). Celexx will also cancel the $500,000 debt that is due from E-Pawn and return 1,000,000 freely tradable shares of E-Pawn that it currently holds. Celexx in return will receive 5,250,000 restricted shares of common stock of E-Pawn.

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

The Company's counsel has opined that the above transaction was void ab initio (from the beginning). In response to the Company's action, E-Pawn has commenced suit to enforce only those sections of the agreement that the Company believes are favorable to E-Pawn. The Company has moved to dismiss the lawsuit vigorously and defend the action. CeleXx's counsel believes that the lawsuit is frivolous and is of the opinion that the Company will prevail. E-Pawn has acknowledged receiving from the Company $500,000. Accordingly, the Company recorded a provision for potential uncollectibility of this loan to E-Pawn.

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

15       SETTLEMENT OF LITIGATION (UNAUDITED)

          On October 10, 2000, Celexx and E-Pawn agreed in principle to settle the lawsuit that E-Pawn filed against Celexx and any claims that the Companies may have with respect to each other. The settlement will include unconditional releases and will be subject to documentation and delivery of all considerations. The settlement includes, among other things, the issuance of an additional 2,000,000 shares of Celexx restricted common stock to E-Pawn (E-Pawn already has 1,000,000 shares). Celexx will also cancel the $500,000 debt that is due from E-Pawn and return 1,000,000 freely tradable shares of E-Pawn that it currently holds. Celexx in return will receive 5,250,000 restricted shares of common stock of E-Pawn.

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

*10.8(a)      Terms of Series A Convertible Preferred Stock

*10.8(b) Registration Rights Agreement pursuant to Convertible Preferred Stock Purchase

*10.8( c )    Security  Agreement  pursuant  to  Convertible   Preferred   Stock
              Purchase

*10.8(d) Intellectual Property Security Agreement pursuant to Convertible Preferred Stock Purchase

*10.8(e)      Stock Pledge Agreement

*10.8(f)      Warrant Certificate

*21.1         Subsidiaries of the Company

*27           Financial Data Schedule

*             Incorporated by reference
**            Additional Exhibits to be provided

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

By:           /s/ Doug H. Forde
                                                               November 10, 2000
      ---------------------------------------------------

Doug H. Forde
President, Chairman of the Board,
and Chief Executive Officer
(principal executive officer)

By:           /s/ David C. Langle
                                                               November 10, 2000
      ---------------------------------------------------

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