Form 10QSB
period 2000-12-31
CELEXX CORP
filed 2001-02-23
CIK 1096085

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                 For the quarterly period ended December 31,2000

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

Yes |X| No |_|

The number of shares outstanding of each of the issuer's classes of common equity as of December 30, 2000:

Common Stock, $.01 Par Value - 28,763,941 shares

Transitional Small Business Disclosure Format (check one):

Yes |_| No |X|

Part I Financial Information

                       CELEXX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               December 31, 2000
                                  - unaudited -


                                     ASSETS

CURRENT ASSETS:
    Cash                                                       $        371,323
    Accounts receivable                                               3,424,873
    Inventory                                                           477,799
    Other current assets                                                  4,427

                                                                   -------------
TOTAL CURRENT ASSETS                                                  4,278,422

FURNITURE AND EQUIPMENT, NET                                            384,326

GOODWILL, NET                                                           521,080

INTANGIBLES ASSETS, NET                                               2,834,670

OTHER ASSETS                                                            128,007
                                                                   -------------
                                                               $      8,146,505
                                                                   =============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                      $      1,359,730
    Note payable and advances - related parties                         604,000
    Line of credit - short term portion                               1,817,970
    Deferred revenue                                                    224,938
                                                                   -------------
    TOTAL CURRENT LIABILITIES                                         4,006,638
                                                                   -------------
LINE OF CREDIT - long term portion                                       71,631
                                                                   -------------
NOTE PAYABLE AND ADVANCES - RELATED PARTIES                             618,787
                                                                   -------------
COMMITMENTS AND CONTINGENCIES                                                 -

STOCKHOLDERS' EQUITY:
    Preferred stock, $001 par value, 20,000,000 shares authorized;
       350 shares issued and outstanding                                      -
    Common stock, $.001 par value, 100,000,000 shares authorized;
       28,763,941 shares issued and outstanding                          28,764
    Additional paid-in capital                                       16,861,366
    Unamortized stock compensation                                   (4,399,282)
    Accumulated deficit                                              (9,041,399)
                                                               -----------------
    TOTAL STOCKHOLDERS' EQUITY                                        3,449,449
                                                               -----------------
                                                               $      8,146,505
                                                               =================
                See notes to consolidated financial statements.

                       CELEXX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  - unaudited -


                                  Three Months        Three Months       Six Months          Six Months
                                     Ended               Ended             Ended              Ended
                                December 31,2000   December 30,1999      December 31,2000  December 30,1999
                                 -------------     ----------------      ----------------  ----------------


REVENUE                         $  5,698,946       $    184,724           $ 10,933,598      $   454,958

COST OF REVENUE                    4,397,420            117,238              8,396,616          258,944
                                -------------      ------------           ------------     ------------
GROSS PROFIT                       1,301,526             67,486              2,536,982          196,014

OPERATING EXPENSES
  Selling, general and
     administrative expense        1,374,476            663,214              2,581,874        1,141,363
  Amortization  of goodwill,
     intangibles and stock
     compensation                    558,806             89,237                838,448          110,396
                               --------------      ------------           ------------     ------------

                                   1,933,282            752,451              3,420,322        1,251,759

LOSS FROM OPERATIONS                (631,756)          (684,965)              (883,340)      (1,055,745)

OTHER INCOME (EXPENSES):
    Interest expense                 (44,960)           (68,754)               (61,901)         (68,754)
    Other Income (expense)            17,110                  -                 42,699                -
    Settlement of litigation               -            (91,200)                     -          (91,200)
    Write-down on marketable
      securities, available
      for sale                    (2,675,000)                 -             (2,675,000)               -
                               --------------      -------------           ------------    ------------
TOTAL OTHER INCOME(EXPENSE)       (2,702,850)          (159,954)            (2,694,202)        (159,954)
                               --------------      -------------           ------------    ------------
NET LOSS                       $  (3,334,606)     $    (844,919)           $(3,577,542)     $(1,215,699)
                               ==============      ==============          ============    ============


NET LOSS PER COMMON SHARE
   - basic                     $      (0.13)      $       (0.08)           $     (0.16)     $     (0.12)
                               ==============      ==============          ============    =============

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING - basic          26,665,859          10,207,058             22,442,778        9,757,058
                               ==============      ==============        =============     =============






                 See notes to consolidated financial statements.

                       CELEXX CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  - unaudited -



                                                                              Six Months Ended       Six Months Ended
                                                                             December 30, 2000       December 30, 1999
                                                                             ---------------------   ---------------------


CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                 $        (3,577,542)    $       (1,215,699)
                                                                             ---------------------   ---------------------
    Adjustments to reconcile net loss to net cash used in operations:

          Amortization and depreciation                                                  663,629                110,396
          Common stock issued for interest                                                     -                 49,000
          Common stock issued in legal settlement                                              -                 91,200
          Common stock issued for services                                               174,817                357,500
          Write-down on marketable securities, available
             for sale                                                                  2,675,000                      -

    Changes in assets and liabilities net of effects from acquisition:

       Accounts receivable                                                            (1,212,575)                40,551
       Inventory                                                                         (55,055)                  -
       Other current assets                                                              229,400                 95,122
       Other assets                                                                      (74,997)                53,150
       Accounts payable and accrued expenses                                              42,259               (122,239)
       Deferred revenue                                                                  112,342                 81,384
                                                                             ---------------------   ---------------------
                                                                                       2,554,820                756,064
                                                                             ---------------------   ---------------------
NET CASH USED IN OPERATING ACTIVITIES                                                 (1,022,722)              (459,635)
                                                                             ---------------------   ---------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Marketable securities                                                                      -                 51,000
    Acquisition of software marketing rights                                                   -               (112,554)
    Deferred acquisition costs                                                                 -               ( 50,000)
    Capital expenditures                                                                (112,674)                 6,838
                                                                             ---------------------   ---------------------
NET CASH USED IN INVESTING ACTIVIES                                                     (112,674)              (104,716)
                                                                             ---------------------   ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock                                                                 234,000                      -
    Capital contributions                                                                      -               (197,365)
    Line of credit                                                                       724,159                 85,188
    Net borrowings from related parties:                                                  26,089                530,634
                                                                            ---------------------   ---------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                984,248                418,457
                                                                            ---------------------   ---------------------
NET DECREASE IN CASH                                                                    (151,148)              (145,894)

CASH - beginning of period                                                               522,471                283,576
                                                                            ---------------------   ---------------------
CASH - end of period                                                        $            371,323    $           137,682
                                                                            =====================   ====================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid during the period for interest                                $             29,960    $            19,754
                                                                            =====================   ====================
Non-cash investing and financing activities:
    Common stock issued for compensation and services                       $          3,267,199    $                 -
                                                                            =====================   ====================
   Common stock issued in settlement of lawsuit                             $            675,000                      -
                                                                            =====================   ====================







                 See notes to consolidated financial statements.

                                        4

                    CeleXx Corporation and Subsidiaries
         Notes to Unaudited Consolidated Financial Statements

1. Basis of Presentation

         The accompanying unaudited consolidated financial statements of CeleXx Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10 KSB for the six month transition period ended June 30,2000.

         In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The results for the three months ended December 30, 2000, and 1999, are not necessarily indicative of financial information for the full year. For further information, refer to the consolidated financial statements and footnotes included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the six month transition period ended June 30,2000.

         For Accounting Policies reference is made to Note 1 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10KSB for the six month transition period ended June 30,2000.

2. General

         On May 25, 1999 CeleXx acquired through its wholly owned subsidiary, Pinneast.com, Inc. ("Pinneast"), all the outstanding shares of Pinnacle East, Inc., a South Carolina Corporation, engaged in the development of multimedia educational programs for industry and government. Pinneast was acquired for 500,000 shares of CeleXx's common stock and a $100,000 note payable due in May 2000. As of December 31, 2000 the balance of the note is $41,500. Subsequent to the acquisition, Pinnacle East, Inc. was liquidated.

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

3. Marketable Securities

         At December 31,2000, the Company determined that the carrying value of its investment in E-Pawn.Com, Inc., (see Note 6), exceeded its net realizable value in the marketplace, and that the decline in value was judged to be other than temporary. As a result, the Company wrote off the remainder of the investment, resulting in a non-recurring charge of $2.7 million against earnings for the quarter.

                      CeleXx Corporation and Subsidiaries

              Notes to Unaudited Consolidated Financial Statements

4. Stockholders' Equity

COMMON STOCK:

         On September 1, 2000, the Company issued 7,650,000 shares of the Company's common stock to two executives. Such shares were issued pursuant to the executives' employment agreements and are restricted from resale during the term of these agreements, which is five years. In addition, 50,000 shares of common stock were issued to an individual for services rendered. The Company recorded a non-cash compensation charge to earnings of $49,147 and an increase to unamortized stock compensation of $2,895,400 as relating to the issuance of the aforementioned shares.

         On August 23, 2000, the Company granted 363,225 options to acquire shares of the Company's common stock at an exercise price of $0.43 to employees of the Company's CMI subsidiary. On December 5, 2000, the Board of Directors authorized the grant of 2,650,000 options at an exercise price of $0.50 to acquire common stock of the Company to members of its executive management. These options were issued pursuant to the Company's stock option plan.

         On October 25, 2000 the Company issued 500,000 and 50,000 shares of restricted stock to a consultant and advertising/public relations company, respectively for services rendered. The issuance of these shares resulted in a non-cash compensation charge to earnings of $137,500. On December 5, 2000 the advertising/public relations company received an additional 150,000 shares of restricted stock in settlement of fees.

         On November 1, 2000 and November 17,2000 the Company issued 17,500 shares and 306,445 shares of its common stock to an employment search firm for services rendered and , to a financial consultant under a two year agreement for financial and investor relations services, respectively. The aforementioned share issuances resulted in a charge to earnings of $8,765 and an increase in unamortized stock compensation of $100,966.

         On November 17, 2000 the Company sold 1,170,000 shares of restricted stock to David R. Burke, Sr., an officer and Director of the Company for total cash proceeds of $234,000.

         On December 5, 2000 the Company issued 1,200,000 shares of its common stock to two financial consultants under separate six month and twelve month agreements, for financial services, mergers and acquisitions, capital structures and sources and other services to be provided to the Company. On December 1, 2000, the Company filed an S-8 Registration Statement with the Securities and Exchange Commission to register the foregoing shares as freely tradable pursuant to the agreements. The attorney for the financial consultants was also issued 50,000 shares under the same arrangement for legal services provided. The Company recorded a non-cash compensation charge to earnings of $79,167 and an increase to unamortized stock compensation of $270,833 as relating to the issuance of the aforementioned shares.

                       CeleXx Corporation and Subsidiaries

              Notes to Unaudited Consolidated Financial Statements

4. Stockholders' Equity (continued)

STOCK OPTIONS:

         On December 5, 2000, the Board of Directors authorized the grant of 2,650,000 options at an exercise price of $0.43 to acquire common stock of the Company to members of its executive management. These options were issued pursuant to the Company's stock option plan.

5. Pro-forma Information

The following unaudited pro-forma condensed statement of operations for the three months ended December 30, 1999 reflects the combined results of the Company as if the acquisitions of Pinneast and CMI had occurred on July 1, 1999.


                                Three Months                   Six Months
                                   Ended                        Ended
                               December 31, 1999             December 31, 1999

     REVENUES                 $ 7,102,222                  $ 10,941,596
                               ----------                  -------------
     NET LOSS                 $(1,042,115)                 $ (1,331,353)
                              -----------                  -------------
     NET LOSS PER SHARE       $     (0.09)                  $     (0.12)
                              -----------                  -------------

6. Settlement of Litigation:

         On October 24, 2000, Celexx and E-Pawn.com, Inc. ("E-Pawn") entered into a Settlement and Release Agreement ("settlement") to settle the lawsuit that E-Pawn filed against Celexx and any claims that the companies may have with respect to each other. The settlement included unconditional releases and was subject to documentation and delivery of all considerations. The settlement provided for, among other things, the issuance of an additional 2,250,000 shares of Celexx restricted common stock to E-Pawn (E-Pawn already has 1,000,000 shares). Celexx was also required to cancel the $500,000 that was due from E-Pawn and return 1,000,000 freely tradable shares of E-Pawn that it held and, issue to a shareholder of E-Pawn a warrant to purchase 250,000 shares of common stock of Celexx granting the shareholder the right to purchase the shares at $2.50 per share until October 20, 2003. Celexx in return received 5,250,000 restricted shares of common stock of E-Pawn. The closing for the above described settlement and exchange of documents and shares occurred on November 22, 2000.

7. Line of Credit

         The Company's CMI subsidiary has a line of credit with Finova Capital Corporation (Finova)in an amount up to $3,000,000, which is used to purchase merchandise for resale. Interest accrues at 1% above the prime interest rate from days 41-60. The amounts outstanding under the line of credit are secured by accounts receivable and inventory equal to 125 percent of the outstanding balance. On January 30, 2001, Finova, as a result of their closing of certain aspects of their business , advised CMI and its other clients that the credit line facility would terminate on February 9, 2001. The company has arranged with Finova to grant CMI up to a 30 day extension of the credit line and intends to replace the Finova credit line with alternative lenders as further discussed in note 8.

                       CeleXx Corporation and Subsidiaries

              Notes to Unaudited Consolidated Financial Statements

8. Subsequent Events an Other

Potential Borrowings:

         On October 16, 2000, the Company's Chairman and principal shareholder along with four other officers and/or shareholders provided the Company with a letter of guarantee to jointly consent to lend the Company up to $1,000,000 on an as needed basis for a one year period ending in October 2001. Repayment will not be required before such date. As of January 31, 2001 the Company's Chairman has loaned the Company approximately $95,000.

         On October 17, 2000, the Company received a commitment for a $10 million secured Revolving Credit Line ("Credit Line") maturing in October 2003 from CIT Business Credit, a unit of CIT Commercial Finance and one of six operating groups within the CIT Group, Inc. Availability under the Credit Line is based on a formula of eligible accounts receivable and inventory and allows for an increase in the credit facility to consummate acquisition financing within the maximum $10 million line. Borrowings bear interest at the Chase Bank rate plus 1% per annum and are collateralized by essentially all assets of the Company, such as accounts receivable, inventory, and general intangibles, including its subsidiaries. The Credit Line requires, among other conditions, compliance with certain covenants. The consummation of the Credit Line is subject to the completion of the asset-based lender's legal review and documentation . The Company has not yet closed on this credit line because it has been negotiating with CIT on certain loan costs and collateral provisions. In addition the Company has been reviewing financing proposals from other lenders. The Company estimates that the net proceeds available for working capital from any one of these financing transactions, after payoff to previous lenders and loan costs, to not exceed approximately $500,000.

Other:

         On January 26, 2001, the Company executed what the Company counsel believes to be a non-binding merger agreement with New Millennium Development Corp (NMDG). The Company and NMDG had begun talks and, on January 29, 2001, NMDG issued press releases asserting that NMDG and CeleXx had reached agreement relating to the merger. On January 31, 2001, in response to what the Company considered premature disclosures by NMDG, and since the terms of the agreement had not reached the point of approval by the boards of directors, or shareholders of both companies, CeleXx issued a press release and informed NMDG that it had suspended talks and cancelled any further interest of a proposed merger. The Company and its counsel believe that there was no binding agreement to pursue the discussions and that the Company has no further obligations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN
           OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

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

Overview

         CeleXx Corporation is a leading provider of Information Technology (IT) and e-Business Integration services to companies on the Fortune 500 list. CeleXx provides networking solutions, computer telephony integration, e-Learning systems, Learning Management Systems (LMS) implementation, and interactive web-centric training to major industrial companies, commercial businesses, and financial institutions in the United States. In general, these services are designed to enhance the performance of client IT systems, to protect vital data, to improve employee on-the-job performance, and to more dynamically link employees, customers, suppliers and partners.

         The Company's strategy is to continue to grow and expand by acquiring and commercially integrating additional companies with e-Business Integration competencies (such as systems design and engineering, interactive web-centric training, software development and large scale database systems) and to achieve synergies and compatibilities that offer to our customers an integrated, end-to-end suite of IT services and e-Business solutions.

         Company operations are organized into four groups according to lead function: Integrated Solutions, Performance Media, Information Engineering, and Special applications.

         CMI is the lead unit in the Integrated Solutions Group, and has its major focus in systems engineering, systems design, platform integration, networking, computer telephony integration, VOIP and network support services. The Performance Media Group, with Pinneast as its lead unit, develops high-end multimedia applications, delivers integrated e-Learning solutions over the Internet, and adapts educational content for multinational corporations with significant training needs in a number of different languages. The Information Engineering Group provides a cadre of essential services for large-scale database applications, and the Special Applications Group markets and distributes special products and customized software solutions.

         The company delivers its services directly to customers and partners with leading IT Solutions providers to deliver large scale solutions. These services include Learning Management Systems, Call Center Solutions and round-the-clock Help Desk support.

         During the last quarter, the company began research and development of a suite of end-to-end, turn key and scalable products aimed at answering the growing demand for affordable, user friendly and pre-engineered network systems for SMEs (Small to medium sized enterprises). The company anticipates marketing this new line of products and its related service suite directly and through existing distribution channels.

         Company shares are traded on the Over-the-Counter-Bulletin Board under the symbol, CLXX.

RESULTS OF OPERATIONS

         Consolidated revenues for the quarter ended December 31, 2000 amounted to $5.7 million, a $5.4 million increase over the quarter ended December 31, 1999. Revenues for the six months ended December 31, 2000 were $10.9 million, representing an increase of $10.5 million over the six month period ended December 31, 1999, when revenues amounted to $455,000. The increase in revenues for the quarter and for the six-month period are in great part due to the inclusion of revenues generated by Computer Marketplace, Inc. (CMI), a Tewksbury, Massachusetts based IT business, which the company acquired in April of 2000. During the quarter and six month period ended December 31, 2000, computer hardware and related systems sales were buoyant, despite a weakening economic outlook, and revenues from the sale of e-Learning systems and web-based training solutions posted a solid increase over prior periods.

         The following table sets forth certain statement of operations data of the Company expressed as a percentage of Net Revenues for the periods indicated:


                                          Three Months Ended   Six Months Ended
                                              December 31,        December 31,
                                            2000     1999       2000        1999
                                            ----     ----       ----        ----

NET REVENUES                                100%     100%       100%        100%
Cost of Revenues                             77       63         77          57
Gross Profit                                 23       37         23          43
Selling, general and administrative          24      359         24         251
----------------------------------------  -------  -------   ------       ------

Amortization of goodwill and intangibles     10       48          8          24
----------------------------------------  -------  -------   ------       ------

Total Operating Expenses                     34      407         32         275
----------------------------------------  -------  -------   ------       ------

OPERATING INCOME (LOSSES)                   -11     -370         -9        -232
----------------------------------------  -------  -------   ------       ------

Other Income (Expenses)                     -47      -87        -25         -35
----------------------------------------  -------  -------   ------       ------

NET INCOME (LOSS)                           -58     -457        -34        -267
----------------------------------------  -------  -------   ------       ------


         The cost of revenues increased in absolute dollars and as a percentage of net revenues to 77% for the quarter and for six month period ended December 31, 2000, when compared to the same quarter and six month period for the year ended December 31, 1999. Correspondingly, gross profit margins decreased during the quarter and six month period ended December 31, 2000 from 37% and 43%, respectively, in 1999 to 23% for each of the periods. The increase in absolute dollars, and corresponding decrease in gross profit margins, was due in part to the inclusion of the results of CMI in the consolidated results of operations. CMI was acquired in April of 2000. Additionally, CMI's business involves substantial systems design and installation work where profit margins on hardware components are historically low in comparison to gross profit margins on the sale of IT solutions and services. Also contributing to the profit margin decline during the six-month period was the sale by CMI of certain computer systems to a major customer that, as a result of complications, resulted in net sales at only slightly above cost. The work specified under this contract was completed by December 31, 2000.

         Selling, general and administrative expenses for the quarter and six month period ended December 31, 2000 increased in absolute dollars to $1.3 million and $2.5 million, respectively, but decreased to 24% of net revenues in both the quarter and six month period, from 359% and 251%, respectively, compared to the corresponding quarterly and six month periods in 1999. The increase in absolute dollars resulted to a great extent from the inclusion of CMI in the results of operations as well from increased expenses at the company's headquarters relating to the administration, operation, acquisition and integration of subsidiaries, and regulatory reporting requirements. However, as result of the higher operating incomes achieved during the quarter and six month period ended December 31, 2000, operating losses decreased as a percentage of revenues, from 317% and 232%, respectively, to 11% and 9%, respectively.

         Included in the results of operations and table above are amortization of goodwill, intangibles and stock compensation of $559,000 and $838,000 for the quarter and the six months ended December 31, 2000, respectively. This amortization, amounting to 10% and 8% of net revenues, respectively, are non-cash items and reflect primarily write down of the excess of cost of the acquisition of the company's subsidiaries, Pinneast and CMI, over the net tangible book value of the assets in those businesses at time of acquisition. Total Operating Expenses for the quarter and six month period, ended December 31, 2000, amounted to $1.9 million and $3.4 million, respectively; or 34% and 32% of net revenues for the periods. This compares to $752,000 and $1.3 million, respectively, for the corresponding quarter and six-month period in 1999, when total operating expenses amounted to 407% and 275% of net revenues.

         Other Income and Expenses, which included interest, miscellaneous income and expense, and the settlement of litigation, amounted to $2,703,000 and $2,700,000, respectively, during the quarter and six month period ended December 31, 2000, compared to $160,000 for the quarter and six month periods ended December 31, 1999. During the second fiscal quarter, the Company determined that the carrying value of its investment in E-Pawn.Com, Inc., received in settlement of a lawsuit by that company, exceeded its net realizable value in the marketplace. As a result, the Company wrote off the remainder of the investment, resulting in a non-recurring charge of $2.7 million, or approximately 11 cents per fully diluted share, against earnings for the quarter.

         Net loss increased $2.5 million (75%) to net loss of $3.3 million for the quarter ended December 31, 2000 compared to $845,000 in 1999. Net loss for the six months ended December 31, 2000 was $3.4 million, representing a decrease of $200,000 over the six-month period ended December 31, 1999, when revenues amounted to $3.6 million. The net loss per common share increased from -$0.08 for the quarter ended December 31, 1999 to -$0.13 in the same quarter in 2000, resulting in a change of +$0.05 per share or 63%. Net loss per common share for the six months ended December 31, 2000 was -$0.16, representing a decrease of -$0.04 over the six month period ended December 31, 1999, when net loss per common share was -$0.12. The primary factor affecting the aforementioned changes occurred during the second fiscal quarter 2000 whereby the Company wrote off the remainder of the investment in marketable securities available for sale, resulting in a non-recurring charge of $2.7 million, or approximately 11 cents per fully diluted share, against earnings for the quarter.

INFLATION AND CURRENCY FLUCTUATION

         Inflation and currency fluctuations have not previously had a material impact upon the results of operations. Even though the company periodically makes sales in foreign countries, revenues from such sales are billed in US dollars.

CASH AND SOURCES OF LIQUIDITY

         The Company historically has satisfied its operating cash requirements primarily through cash flow from operations, from borrowings from shareholders and from a revolving line of credit with limits up to $5 million from FINOVA. At December 31, 2000, the Company had $425,000 in cash on hand, in bank accounts, and in marketable securities available for sale.

         During the six months ended December 31, 2000, cash used in operating activities of $1,100,000 exceeded cash provided by financing activities and investing activities amounting to $878,000, resulting in a $151,000 decrease in cash. Net cash used by operations was primarily due to increases in accounts receivable and inventory levels, which were partially offset by increases in accounts payable and deferred revenues.

         On October 16, 2000, the Company's Chairman and principal shareholder along with four other officers and/or shareholders of the Company provided the Company with a letter of guarantee jointly consenting to lend the Company up to $1,000,000 on an as needed basis over a one year period ending in October 2001, the repayment of which will not be required before such date. Certain of these individuals have indicated that they are currently pursuing financing on their personal assets to provide funds to the company. As of January 31, 2001 the Company's Chairman has loaned the Company approximately $95,000. The Company anticipates that it will require an additional $150,000 on or before April 1,2001 to be provided by certain of these individuals.

         In addition, on October 17, 2000, the Company received a commitment for a $10 million secured Revolving Credit Line ("Credit Line") maturing in October 2003 from CIT Business Credit, a leading asset-based lender. Availability under the Credit Line is based on a formula of eligible accounts receivable and inventory, and allows for an increase in the credit facility to consummate acquisition financing within the maximum $10 million line. Borrowings bear interest at the Chase Bank rate plus 1% per annum and are collateralized by essentially all the assets of the Company. The Credit Line requires, among other conditions, compliance with certain covenants. The consummation of the Credit Line is subject to the completion of the asset-based lender's legal review and documentation. The Company has not yet closed on this credit line because it has been negotiating with CIT on certain loan costs and collateral provisions. In addition the company has been reviewing financing proposals from other lenders and it anticipates closing on either the CIT Credit Line or one of the other financing transactions within a short period. The Company estimates that the net proceeds available for working capital from any one of these financing transactions, after payoff to previous lenders and loan costs, to not exceed approximately $500,000.

         On January 30, 2001, Finova, as a result of their closing of certain business operations, advised CMI and its other clients that the credit line facility would terminate on February 9, 2001. The company has arranged with Finova to grant CMI up to a 30-day extension of the credit line and intends to replace the Finova credit line with alternative lenders as further discussed in the preceding paragraph.

         Our subsidiaries have been generating sufficient cash flow to sustain their own operations however, their growth will be constrained if we do not secure additional financing to support their growth. Unless additional capital is secured from third party financing and/or loans from its officers our headquarters will be incapable of meeting its current obligations and may require utilization of cash flow from its subsidiaries, which can result in additional constraints on the future growth of our subsidiaries.

         We have no other commitments for additional financing, and we can not be sure that any additional financing would be available in a timely manner, on terms acceptable to us, or at all. Further, any additional equity financing could reduce ownership of existing stockholders and any borrowed money could involve restrictions on future capital raising activities and other financial and operational matters. If we were unable to obtain additional financing as needed, we could be required to reduce our operations or any anticipated expansion, which could hurt us financially.

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

PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On September 1, 2000, the Company issued 7,650,000 shares of the Company's common stock to two executives. Such shares were issued pursuant to the executives' employment agreements and are restricted from resale during the term of these agreements, which is five years. In addition, 50,000 shares of common stock were issued to an individual for services rendered. The Company recorded a non-cash compensation charge to earnings of $49,147 and an increase to unamortized stock compensation of $2,895,400 as relating to the issuance of the aforementioned shares.

         On August 23, 2000, the Company granted 363,225 options to acquire shares of the Company's common stock at an exercise price of $0.50 to employees of the Company's CMI subsidiary. On December 5, 2000, the Board of Directors authorized the grant of 2,650,000 options at an exercise price of $0.43 to acquire common stock of the Company to members of its executive management. These options were issued pursuant to the Company's stock option plan.

         On October 25, 2000 the Company issued 500,000 and 50,000 shares of restricted common stock to a consultant and advertising/public relations company, respectively for services rendered. The issuance of these shares resulted in a non-cash compensation charge to earnings of $137,500. On December 5, 2000 the advertising/public relations company received an additional 150,000 shares of restricted common stock in settlement of past due fees.

         On November 1, 2000 and November 17,2000 the Company issued 17,500 shares and 306,445 shares of its common stock to an employment search firm for services rendered and , to a financial consultant under a two year agreement for financial and investor relations advice, respectively. The aforementioned share issuances resulted in a charge to earnings of $8,765 and an increase in unamortized stock compensation of $100,966.

         On November 17, 2000 the Company sold 1,170,000 shares of restricted stock to David R. Burke, Sr., an officer and Director of the Company for total proceeds of $234,000.

         On December 5, 2000 the Company issued 1,200,000 shares of its common stock to two financial consultants under a six month and twelve month agreements for financial advice, mergers and acquisitions, capital structures and sources, preparation of research reports and banking methods and systems. On December 1, 2000 the Company filed an S-8 Registration Statement with the Securities and Exchange Commission to register the foregoing shares as freely tradable pursuant to the agreements. The attorney for the financial consultants was also issued 50,000 shares under the same arrangement for legal services provided. The Company recorded a non-cash compensation charge to earnings of $79,167 and an increase to unamortized stock compensation of $270,833 as relating to the issuance of the aforementioned shares.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            27.1  Financial Data Schedule

      (b) Reports On Form 8-K

          The Company filed the following reports on Form 8-K during the three months ended December 30, 2000:

          On August 18, 2000 the Company filed a report on 8-K/A reporting an Investment Agreement with E-Pawn.com, Inc.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Boca Raton, state of Florida, on the 19th day of February, 2001:

Celexx Corporation

By:    /s/ Doug H. Forde                                   February 19, 2001
      ---------------------------------------------------
                  Doug H. Forde
                  President, Chairman of the Board,
                  and Chief Executive Officer
                  [principal executive officer]

By:    /s/ David C. Langle                                 February 19, 2001
      ---------------------------------------------------
                  David C. Langle
                  Vice President Finance
                  And Chief Financial Officer
                 {principal accounting officer]