Form 10QSB
period 2001-03-31
CELEXX CORP
filed 2001-05-22
CIK 1096085

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                For the quarterly period ended March 31,2001

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to ________________

                        Commission file number 000-30468

                               CELEXX CORPORATION
        (Exact name of small business issuer as specified in its charter)

         Nevada                                             65-0728991
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)

                            10100 West Sample Road,
                                    Suite 401
                               Coral springs, Florida  33065
                    (Address of principal executive offices)

                                  954-796-7684
                           (Issuer's telephone number)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

The number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2001:

Common Stock, $.01 Par Value - 30,816,006 shares

Transitional Small Business Disclosure Format (check one):

Yes |_| No |X|

Part I Financial Information


                       CELEXX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               March 31, 2001
                               - unaudited -


                                     ASSETS

CURRENT ASSETS:
    Cash                                                       $        761,121
    Accounts receivable                                               2,254,991
    Inventory                                                           425,848
    Other current assets                                                 76,719
                                                                   -------------
TOTAL CURRENT ASSETS                                                  3,518,679

FURNITURE AND EQUIPMENT, NET                                            387,795

GOODWILL, NET                                                           507,721

INTANGIBLES ASSETS, NET                                               2,662,499

OTHER ASSETS                                                            129,008
                                                                   -------------
                                                               $      7,205,702
                                                                   =============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                      $      2,179,708
    Note payable and advances - related parties                         538,166
    Line of credit - short term portion                                 629,219
    Deferred revenue                                                    166,042
                                                                   -------------
    TOTAL CURRENT LIABILITIES                                         3,513,135
                                                                   -------------
LINE OF CREDIT - long term portion                                       33,057
                                                                   -------------
NOTE PAYABLE AND ADVANCES - RELATED PARTIES                             618,787
                                                                   -------------
COMMITMENTS AND CONTINGENCIES                                                 -

STOCKHOLDERS' EQUITY:
    Preferred stock, $001 par value, 20,000,000 shares authorized;
       350 shares issued and outstanding                                      -
    Common stock, $.001 par value, 100,000,000 shares authorized;
       30,816,006 shares issued and outstanding
30,816
    Additional paid-in capital                                       17,369,161
    Unamortized stock compensation                                   (4,494,593)
    Accumulated deficit                                              (9,864,661)
                                                               -----------------
    TOTAL STOCKHOLDERS' EQUITY                                        3,040,723
                                                               -----------------
                                                               $      7,205,702
                                                               =================
                See notes to consolidated financial statements.

                       CELEXX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  - unaudited -


                                  Three Months        Three Months          Nine Months Nine Months
                                     Ended               Ended              Ended            Ended
                                  March 31,2001      March 31,2000      March 31,2001     March 31,2000
                                 -------------     ----------------      ----------------  ----------------


REVENUE                         $  4,492,601       $    361,858           $ 15,426,199    $ 816,816

COST OF REVENUE                    3,485,879            162,081             11,882,495      421,025
                                -------------      ------------           ------------  ------------
GROSS PROFIT                       1,006,722            199,777              3,543,704      395,791

OPERATING EXPENSES
  Selling, general and
     administrative expense        1,461,447          1,750,765              4,043,321    2,892,128
  Amortization  of goodwill,
     intangibles and stock
     compensation                    444,636             40,740              1,283,084      151,136
                               --------------      ------------           ------------  ------------

                                   1,906,083          1,791,505              5,326,405    3,043,264

LOSS FROM OPERATIONS                (899,361)        (1,591,728)            (1,782,701)  (2,647,473)

OTHER INCOME (EXPENSES):
    Interest expense                 (40,429)           ( 5,959)              (102,330)     (74,713)
    Other Income (expense)           116,530                  -                152,229            -
    Settlement of litigation               -                  -                      -      (91,200)
    Write-down on marketable
      securities, available
      for sale                             -                  -             (2,675,000)           -
                               --------------      -------------           ------------ ------------
TOTAL OTHER INCOME(EXPENSE)           76,101            ( 5,959)            (2,625,101)    (153,995)
                               --------------      -------------           ------------ ------------
NET LOSS                       $    (823,260)     $  (1,597,687)           $(4,407,802) $(2,813,386)
                               ==============      ==============          ============ ============


NET LOSS PER COMMON SHARE
   - basic                     $      (0.03)      $       (0.13)            $    (0.18) $     (0.27)
                               ==============      ==============          ============  ============

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING - basic          30,117,035          11,848,910             25,000,863   10,454,342
                               ==============      ==============          ============= =============


                 See notes to consolidated financial statements.

                       CELEXX CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  - unaudited -



                                                                    Nine Months Ended       Nine Months Ended
                                                                      March 31, 2001          March 31, 2000
                                                                 ---------------------   ---------------------


CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                      $        (4,400,802)   $        (2,813,386)
                                                                 ---------------------   ---------------------
    Adjustments to reconcile net loss to net cash used in operations:
          Amortization and depreciation                                       860,575                151,136
          Common stock issued for interest                                          -                 49,000
          Common stock issued in legal settlement                                   -                 91,200
          Common stock issued for services                                    516,817              1,784,366
          Write-down on marketable securities, available
             for sale                                                       2,675,000                      -

    Changes in assets and liabilities net of effects from acquisition:

       Accounts receivable                                                    (42,693)               (37,480)
       Inventory                                                              ( 3,104)                     -
       Other current assets                                                   157,108                 95,522
       Other assets                                                           (75,999)                53,150
       Accounts payable and accrued expenses                                  862,231               (141,791)
       Deferred revenue                                                        53,446                163,882
                                                                 ---------------------   ---------------------
                                                                            5,003,381              2,208,985
                                                                 ---------------------   ---------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                           602,579               (604,401)
                                                                 ---------------------   ---------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Marketable securities                                                           -                 51,000
    Acquisition of software marketing rights                                        -               (112,554)
    Deferred acquisition costs                                                      -               ( 50,000)
    Capital expenditures                                                     (127,559)              ( 19,688)
                                                                 ---------------------   ---------------------
NET CASH USED IN INVESTING ACTIVIES                                          (127,559)              (131,242)
                                                                 ---------------------   ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock                                                      235,780                      -
    Capital contributions                                                           -               (197,365)
    Line of credit                                                           (503,166)                79,779
    Net borrowings from related parties:                                       31,016                654,134
                                                                 ---------------------   ---------------------
NET CASH (USED IN)PROVIDED BY FINANCING ACTIVITIES                           (236,370)               536,548
                                                                 ---------------------   ---------------------
NET DECREASE IN CASH                                                          238,650              ( 199,095)

CASH - beginning of period                                                    522,471                283,576
                                                                 ---------------------   ---------------------
CASH - end of period                                             $            761,121    $            84,481
                                                                 =====================   ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid during the period for interest                     $             70,389    $            19,754
                                                                 =====================   ====================

Non-cash investing and financing activities:

    Common stock issued for compensation and services            $          3,267,199     $                -
                                                                 =====================   ====================

   Common stock issued in settlement of lawsuit                    $            675,000                    -
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

     In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The results for the three months ended March 31, 2001, and 2000, are not necessarily indicative of financial information for the full year. For further information, refer to the consolidated financial statements and footnotes included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the six month transition period ended June 30,2000.

     For  Accounting   Policies  reference  is  made  to  Note  1  of  Notes  to
Consolidated Financial Statements in the Company's Annual Report on Form 10KSB for the six month transition period ended June 30,2000.


2. General

     On May 25, 1999 CeleXx acquired through its wholly owned subsidiary, Pinneast.com, Inc. ("Pinneast"), all the outstanding shares of Pinnacle East, Inc., a South Carolina Corporation, engaged in the development of multimedia educational programs for industry and government. Pinneast was acquired for 500,000 shares of CeleXx's common stock and a $100,000 note payable due in May 2000. As of March 31, 2001 the balance of the note is $41,500. Subsequent to the acquisition, Pinnacle East, Inc. was liquidated.

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

     On June 9, 2000, the Board of Directors elected to change the Company's fiscal year end from a year ending December 31 to a year ending June 30. The decision was made to conform to industry group standards and for administrative purposes.

3. Marketable Securities

     At December 31,2000, the Company determined that the carrying value of its investment in E-Pawn.Com, Inc.(see Note 6), exceeded its net realizable value in the marketplace, and that the decline in value was judged to be other than temporary. As a result, the Company wrote off the remainder of the investment, resulting in a non-recurring charge of $2.7 million against earnings for the second quarter.

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

     On October 25, 2000 the Company issued 500,000 and 50,000 shares of restricted stock to a consultant and advertising/public relations company, respectively, for services rendered. The issuance of these shares resulted in a non-cash compensation charge to earnings of $137,500. On December 5, 2000 the advertising/public relations company received an additional 150,000 shares of restricted stock in settlement of fees.

     On November 1, 2000 and November 17, 2000 the Company issued 17,500 shares and 306,445 shares of its common stock to an employment search firm for services rendered and, to a financial consultant under a two year agreement for financial and investor relations services, respectively. The aforementioned share issuances resulted in a charge to earnings of $8,765 and an increase in unamortized stock compensation of $100,966.

     On November 17, 2000 the Company sold 1,170,000 shares of restricted stock to David R. Burke, Sr., an officer and Director of the Company for total cash proceeds of $234,000.

     On December 5, 2000 the Company issued 1,200,000 shares of its common stock to two financial consultants under separate six month and twelve month agreements, for financial services, mergers and acquisitions, capital structure and sources and other services to be provided to the Company. On December 1, 2000, the Company filed an S-8 Registration Statement with the Securities and Exchange Commission to register the foregoing shares as freely tradable pursuant to the agreements. The attorney for the financial consultants was also issued 50,000 shares under the same arrangement for legal services provided. The Company recorded a non-cash compensation charge to earnings of $79,167 and an increase to unamortized stock compensation of $270,833 as relating to the issuance of the aforementioned shares.

                       CeleXx Corporation and Subsidiaries

              Notes to Unaudited Consolidated Financial Statements


4. Stockholders' Equity (continued)


     On January 19, 2001, the Company issued 1,000,000 shares of restricted stock to Wellington Capital Corporation for its completion of financial services rendered in connection with the convertible preferred stock transaction.

     The stock purchase agreements that the Company entered into with the former shareholders of Pinnacle East, Inc. and Computer Marketplace, Inc., in its acquisition of these companies, provided for contingent consideration of additional shares to be issued if the Company's average stock price would be less than $2.00 and $2.50, respectively, at the anniversary of the closing of the acquisitions. On March 20, 2001 the Company settled on the issuances of the contingent shares to the former shareholders of Pinneast by issuing a total of 1,043,210 shares of restricted stock. The additional shares that the Company would be required to issue under this contingency to the former owners of CMI would be approximately 15 million common shares, based on the closing bid price of $0.21 at March 31, 2001. The Company is currently negotiating with the former shareholder CMI to revise the amount of potential additional shares and date of measurement under these contingencies.

Stock Options:

     On December 5, 2000, the Board of Directors authorized the grant of 2,650,000 options at an exercise price of $0.43 to acquire common stock of the Company to members of its executive management. These options were issued pursuant to the Company's stock option plan.


5. Pro-forma Information

     The following unaudited pro-forma condensed statement of operations for the three months ended March 31, 2000 reflects the combined results of the Company as if the acquisitions of Pinneast and CMI had occurred on July 1, 1999.



                                Three Months                    Nine Months
                                   Ended                          Ended
                               March 31, 2000                 March 31, 2000

           REVENUES              $ 4,145,731                 $ 15,087,327
                                  ----------                  -------------
        NET LOSS                 $(1,572,424)                $ (2,903,777)
                                  -----------                 -------------
        NET LOSS PER SHARE       $     (0.12)                $      (0.23)
                                  -----------                 -------------

                       CeleXx Corporation and Subsidiaries

              Notes to Unaudited Consolidated Financial Statements


6. Commitment and Contingencies

Settlements of Litigation:

     On October 24, 2000, Celexx and E-Pawn.com, Inc. ("E-Pawn") entered into a Settlement and Release Agreement ("settlement") to settle the lawsuit that E-Pawn filed against Celexx and any claims that the companies may have had with respect to each other. The settlement included unconditional releases and was subject to documentation and delivery of all considerations. The settlement provided for, among other things, the issuance of an additional 2,250,000 shares of Celexx restricted common stock to E-Pawn (E-Pawn already had 1,000,000 shares). Celexx was also required to cancel the $500,000 that was due from E-Pawn and return 1,000,000 freely tradable shares of E-Pawn that it held and, issue to a shareholder of E-Pawn a warrant to purchase 250,000 shares of common stock of Celexx granting the shareholder the right to purchase the shares at $2.50 per share until October 20, 2003. Celexx, in return, received 5,250,000 restricted shares of common stock of E-Pawn. The closing for the above described settlement and exchange of documents and shares occurred on November 22, 2000.

     On March 27, 2001 the Company executed a Memorandum of Settlement with a vendor for a final judgement totaling $186,059 payable $10,000 at closing and the balance payable in monthly installments of $10,000 beginning May 1, 2001.


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


7. Line of Credit

     The Company's CMI subsidiary had a line of credit with Finova Capital Corporation (Finova)in an amount up to $3,000,000, which was used to purchase merchandise for resale. Interest accrued at 1% above the prime interest rate from days 41-60. The amounts outstanding under the line of credit were secured by accounts receivable and inventory equal to 125 percent of the outstanding balance. On January 30, 2001, Finova, as a result of their closing of certain aspects of their business, advised CMI and its other clients that the credit line facility would terminate on February 9, 2001. On March 16, 2001, CMI received notice of default from Finova for non-payment. Until an alternative lender is secured, CMI has continued to pay down the balance owed to Finova. Currently, the balance owed to Finova is less than $50,000.

                       CeleXx Corporation and Subsidiaries

              Notes to Unaudited Consolidated Financial Statements


8. Subsequent Events an Other

Potential Borrowings:

     On October 16, 2000, the Company's Chairman and principal shareholder along with four other officers and/or shareholders provided the Company with a letter of guarantee to jointly consent to lend the Company up to $1,000,000 on an as needed basis for a one year period ending in October 2001. Repayment will not be required before such date. As of March 31, 2001 the Company's Chairman has loaned the Company approximately $163,000.

     On April 6,2001, the Company received a two year financing agreement for a $5 million secured Revolving Credit Line ("Credit Line") for our subsidiary, Computer Marketplace, Inc. (CMI) maturing in May 2003 from Rosenthal & Rosenthal, Inc. Availability under the Credit Line is based on a formula of eligible accounts receivable and inventory and allows for an increase in the credit facility to be considered as necessary. Borrowings will bear interest at the Chase Bank rate plus 2% per annum and will be collateralized by essentially all the assets of CMI, including accounts receivable, inventory, and general intangibles, and a corporate guaranty by the Parent. The Credit Line also requires, among other conditions, compliance with certain covenants. The consummation of the Credit Line is subject to approval by the Company's Board of Directors, which has not yet been obtained.


Other:

     On March 20, 2001, the Company entered into a non-binding letter of intent for a possible merger with 5B Technologies Corporation ("5B"), a NASDAQ Small Cap listed public company. Due diligence and specific terms for a merger agreement are still under discussion by the management of both companies.

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


Overview

     CeleXx Corporation is a leading provider of Information Technology (IT) and e-Business Integration services to companies on the Fortune 500 list. CeleXx provides networking solutions, computer telephony integration, e-Learning systems, Learning Management Systems (LMS) implementation, and interactive web-centric training to major industrial companies listed in the Fortune 1000, commercial businesses, and financial institutions in the United States. In general, these services are designed to enhance the performance of client IT systems, to protect vital data, to improve employee on-the-job performance, and to more dynamically link employees, customers, suppliers and partners.

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

     The company delivers its services directly to customers and partners with leading IT Solutions providers to deliver large scale solutions. These services include a wide range of information technology systems and support, Learning Management Systems implementation, Call Center integration and round-the-clock Help Desk support.

     During the second quarter, the company began research and development of a suite of end-to-end, turn key and scalable products aimed at answering the growing demand for affordable, user friendly and pre-engineered network systems for SMEs (Small to medium sized enterprises). The company anticipates marketing this new line of products and its related service suite directly and through existing distribution channels.

     Company shares are traded on the Over-the-Counter-Bulletin Board under the symbol, CLXX.


Results of Operations

     Consolidated revenues for the quarter ended March 31, 2001 amounted to $4.4 million, a $4.1 million increase over the quarter ended March 31, 2000. Revenues for the nine months ended March 31, 2001 were $15.4 million, representing an increase of $14.6 million over the nine month period ended March 31, 2000, when revenues amounted to $817,000. The increase in revenues for the quarter and for the nine-month period are essentially due to the inclusion of revenues generated by Computer Marketplace, Inc. (CMI), a Tewksbury, Massachusetts based IT business, which the company acquired in April of 2000. During the quarter and nine month period ended March 31, 2001, computer hardware and related systems sales were buoyant, despite a weakening economic outlook, and revenues from the sale of e-Learning systems and web-based training solutions posted a solid increase over prior periods.

     The following table sets forth-certain statement of operations data of the Company expressed as a percentage of Net Revenues for the periods indicated:



                                                  Three Months Ended               Nine Months Ended
                                                      March 31,                       March 31,

                                                 2001           2000            2001            2000
                                                 ----           ----            ----            ----

NET REVENUES                                     100%           100%            100%            100%


Cost of Revenues                                  78%            45%             77%             52%


Gross Profit                                      22%            55%             23%             48%


Selling, general and administrative               33%           203%             26%            354%


Amortization of goodwill and intangibles          10%            11%              8%             18%


Total Operating Expenses                          43%           214%             34%            372%


OPERATING INCOME (LOSSES)                        (21%)         (159%)           (11%)          (324%)


Other Income (Expenses)                            2%            (2%)            17%            (20%)


NET INCOME (LOSS)                                (18%)         (160%)            28%           (344%)



     The cost of revenues increased in absolute dollars and as a percentage of net revenues to 78% and 77% for the quarter and for nine month period ended March 31, 2001, when compared to the same quarter and nine-month period ended March 31, 2000. Correspondingly, gross profit margins decreased during the quarter and nine month period ended March 31, 2001 from 55% and 48%, respectively, in 2000 to 22% and 23% for each of the comparable periods in 2001. The increase in absolute dollars, and corresponding decrease in gross profit margins, was due in part to the inclusion of the results of CMI in the consolidated results of operations. CMI was acquired in April of 2000. Additionally, CMI's business involves substantial systems design and installation work where profit margins on hardware components are historically low in comparison to gross profit margins on the sale of IT solutions and services. Also contributing to the profit margin decline during the nine-month period was the sale by CMI of certain computer systems to a major customer that, as a result of complications, resulted in net sales at only slightly above cost. The work specified under this contract was completed by December 31, 2000.

     Selling, general and administrative expenses for the quarter and nine month period ended March 31, 2001 increased in absolute dollars to $1.5 million and $4.0 million, respectively, but decreased to 33% and 26% of net revenues in both the quarter and nine month period, from 203% and 354%, respectively, compared to the corresponding quarterly and nine month periods in 2000. The increase in absolute dollars resulted to a great extent from the inclusion of CMI in the results of operations as well from increased expenses at the company's headquarters relating to the administration, operation, acquisition and integration of subsidiaries, and regulatory reporting requirements. However, as result of the higher operating incomes achieved during the quarter and nine month period ended March 31, 2001, operating losses decreased as a percentage of revenues, from 159% and 324%, respectively, to 21% and 11%, respectively.

     Included in the results of operations and table above are amortization of goodwill, intangibles and stock compensation of $445,000 and $1.3 million for the quarter and the nine months ended March 31, 2001, respectively. This amortization, amounting to 10% and 8% of net revenues, respectively, are non-cash items and reflect primarily write down of the excess of cost of the acquisition of the company's subsidiaries, Pinneast and CMI, over the net tangible book value of the assets in those businesses at time of acquisition. Total Operating Expenses for the quarter and nine month period, ended March 31, 2001, amounted to $1.9 million and $5.3 million, respectively; or 43% and 34% of net revenues for the periods. This compares to $1.8 and $3.0 million, respectively, for the corresponding quarter and nine-month period in 2000, when total operating expenses amounted to 214% and 372% of net revenues.

     Other Income and Expenses, which included interest, miscellaneous income and expense, and the settlement of litigation, amounted to $76,000 and $2,618,000, respectively, during the quarter and nine month period ended March 31, 2001, compared to $6,000 and $165,000 for the quarter and nine month periods ended March 31, 2000. During the second fiscal quarter, the Company determined that the carrying value of its investment in E-Pawn.Com, Inc., received in settlement of a lawsuit by that company, exceeded its net realizable value in the marketplace. As a result, the Company wrote off the remainder of the investment, resulting in a non-recurring charge of $2.7 million, or approximately 11 cents per fully diluted share, against earnings for the quarter.

     Net loss decreased $ 774,000 (48%) to net loss of $823,000 for the quarter ended March 31, 2001 compared to $1.6 million in 2000. Net loss for the nine months ended March 31, 2001 was $4.4 million, representing an increase of $1.6 million over the nine-month period ended March 31, 2000, when revenues amounted to $837,000. The net loss per common share decreased from -$0.13 for the quarter ended March 31, 2000 to -$0.03 in the same quarter in 2001, resulting in a change of +$0.10 per share or 77%. Net loss per common share for the nine months ended March 31, 2001 was -$0.18, representing a decrease of -$0.09 over the nine month period ended March 31, 2000, when net loss per common share was -$0.27. The primary factor affecting the aforementioned changes occurred during the second fiscal quarter 2001 whereby the Company wrote off the remainder of the investment in marketable securities available for sale, resulting in a non-recurring charge of $2.7 million, or approximately 11 cents per fully diluted share, against earnings for the quarter.

Inflation And Currency Fluctuation

     Inflation and currency fluctuations have not previously had a material impact upon the results of operations. Even though the company periodically makes sales in foreign countries, revenues from such sales are billed in US dollars.


Cash and Sources of Liquidity

     The Company historically has satisfied its operating cash requirements primarily through cash flow from operations, from borrowings from shareholders and from a revolving line of credit with limits up to $5 million from FINOVA. At March 31, 2001, the Company had $761,000 in cash on hand, in bank accounts, and in marketable securities available for sale.

     During the nine months ended March 31, 2001, cash provided by operating activities of $603,000 exceeded cash use in financing activities and investing activities amounting to $364,000, resulting in a $239,000 increase in cash. Net cash provided by operations was primarily due to increases in accounts payables.

     On October 16, 2000, the Company's Chairman and principal shareholder along with four other officers and/or shareholders of the Company provided the Company with a letter of guarantee jointly consenting to lend the Company up to $1,000,000 on an as needed basis over a one year period ending in October 2001, the repayment of which will not be required before such date. Certain of these individuals have indicated that they are currently pursuing financing on their personal assets to provide funds to the company. As of March 31, 2001 the Company's Chairman had loaned the Company approximately $163,000. The Company anticipates that it will require an additional $500,000 on or before September 1,2001 to be provided by certain of these individuals.

     On April 6, 2001, we received a two year financing agreement for a $5 million secured Revolving Credit Line ("Credit Line") for our subsidiary, Computer Marketplace, Inc. (CMI) maturing in May 2003 from Rosenthal & Rosenthal, Inc. Availability under the Credit Line is based on a formula of eligible accounts receivable and inventory and allows for an increase in the credit facility as considered necessary. Borrowings bear interest at the Chase Bank rate plus 2% per annum and are collateralized by essentially all assets of CMI, such as accounts receivable, inventory, and general intangibles, and a corporate guaranty by the Parent. The Credit Line also requires, among other conditions, compliance with certain covenants. The consummation of the Credit Line is subject to approval by the Company's Board of Directors, which has not yet been obtained.

     On January 30, 2001, Finova, as a result of their closing of certain business operations, advised CMI and its other clients that the credit line facility would terminate on February 9, 2001. The company has arranged with Finova to grant CMI up to a 30-day extension of the credit line and intends to replace the Finova credit line with alternative lenders as further discussed in the preceding paragraph. On March 16, 2001, CMI received notice of default from Finova for non-payment. Until an alternative lender is secured, CMI has continued to pay down the balance owed to Finova. Currently, the balance owed to Finova is less than $50,000.

     Our subsidiaries have been generating sufficient cash flow to sustain their own operations; however, their growth will be constrained if we do not secure additional financing to support their growth. Unless additional capital is secured from third party financing and/or loans from its officers, our headquarters will be incapable of meeting its current obligations and may require utilization of cash flow from its subsidiaries, which can result in additional constraints on the future growth of our subsidiaries.

     Also, due in part to declining economic conditions in the United States and falling stock prices in the information technology sector, many businesses in the sector have reported significant declines in both revenues and profitability in 2001. The Company experienced a decline in revenues of approximately $1 million, when figures for the quarter ended March 31, 2001 are compared to the quarter ended December 31, 2000. We believe that this decline was due in part to general economic conditions in the United States and in part to the absence of inventory financing for most of the quarter. Such financing had previously been available through Finova. As a result, the Company has made application with other financial institutions for inventory financing, and anticipates that such financing will be available to the company under acceptable terms and conditions prior to the close of the current quarter.

     We have no other commitments for additional financing, and we cannot be sure that any additional financing would be available in a timely manner, on terms acceptable to us, or at all. Further, any additional equity financing could reduce ownership of existing stockholders and any borrowed money could involve restrictions on future capital raising activities and other financial and operational matters. If we were unable to obtain additional financing as needed, we could be required to reduce our operations or any anticipated expansion, which could hurt us financially.

     The Company believes that it will require additional cash infusions to meet the Company's projected working capital, strategic acquisitions and other cash requirements in its current fiscal year ending June 30, 2001 and is working closely with lenders, investment bankers and others to meet these projected needs.


Part II Other Information

Item 2. Changes in Securities and Use of Proceeds

     On September 1, 2000, the Company issued 7,650,000 shares of the Company's common stock to two executives. Such shares were issued pursuant to the executives' employment agreements and are restricted from resale during the term of these agreements, which is five years. In addition, 50,000 shares of common stock were issued to an individual for services rendered. The Company recorded a non-cash compensation charge to earnings of $49,147 and an increase to unamortized stock compensation of $2,895,400, as relating to the issuance of the aforementioned shares.

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

     On November 1, 2000 and November 17,2000 the Company issued 17,500 shares and 306,445 shares of its common stock to an employment search firm for services rendered and, to a financial consultant under a two year agreement for financial and investor relations advice, respectively. The aforementioned share issuances resulted in a charge to earnings of $8,765 and an increase in unamortized stock compensation of $100,966.

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

     On January 19, 2001, the Company issued 1,000,000 shares of restricted stock to Wellington Capital Corporation for its completion of financial services rendered in connection with the convertible preferred stock transaction.

     On March 20, 2001 the Company settled on the issuances of the contingent shares to the former shareholders of Pinneast by issuing a total of 1,043,210 shares of restricted stock.


Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

                  None

      (b) Reports on Form 8-K

                  The Company did not file any Form 8-K's during the quarter ended March 31, 2001.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Boca Raton, state of Florida, on the 21st day of May, 2001:

Celexx Corporation

By:    /s/ Doug H. Forde                                   May 21, 2001
      ---------------------------------------------------
           Doug H. Forde
           Chairman of the Board,
           [principal executive officer]

By:    /s/ David C. Langle                                 May 21, 2001
      ---------------------------------------------------
           David C. Langle
           Vice President Finance
           And Chief Financial Officer
           {principal accounting officer]