Form 10KSB
period 2001-06-30
CELEXX CORP
filed 2001-11-08
CIK 1096085

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------
                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For fiscal year ended June 30, 2001

                        Commission File Number 000-30468
                               -------------------
                               CeleXx Corporation
              (Exact Name of Small Business Issuer in Its Charter)

          Nevada                                         65-0728991
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

                             885 Main Street, Unit 4
                         Tewksbury, Massachusetts 01876
                                 (978) 851-5317
        (Address, including zip code, and telephone number, including area code, of issuer's executive offices)

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, par value $.001 per share

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days. Yes No X


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [__]

     Issuer's revenue for its most recent fiscal year:  $20,528,653

     As of October 30, 2001 there were outstanding 54,287,730 shares of the issuer's common stock, par value $0.001 per share. As of October 30, 2001, there were outstanding 298 shares of the issuer's Series A preferred stock, par value $0.001 per share. The aggregate market value of common stock held by nonaffiliates of the issuer (26,560,994 shares) based on the closing price of the registrant's common stock as reported on the Over the Counter Bulletin Board operated by the National Association of Securities Dealers, or OTCBB, on October 30, 2001, was $424,976. For purposes of this computation, all executive officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

                   Documents incorporated by reference: None.

================================================================================

                               CELEXX CORPORATION
                          ANNUAL REPORT ON FORM 10-KSB
                         FISCAL YEAR ENDED JUNE 30, 2001
                                TABLE OF CONTENTS
                                                                          Page
PART I

     ITEM 1.      DESCRIPTION OF BUSINESS................................      1

     ITEM 2.      DESCRIPTION OF PROPERTY................................     11

     ITEM 3.      LEGAL PROCEEDINGS......................................     11

     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....    11

PART II

     ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS    12

     ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS....................    12

     ITEM 7.      FINANCIAL STATEMENTS....................................    17

     ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE......................   17

PART III

     ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT........   17

     ITEM 10.     EXECUTIVE COMPENSATION...................................   19

     ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT...........................................   23

     ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........   24

     ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.........................   25

SIGNATURES        .........................................................   27

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.................................  F-1

            ---------------------------------------------------------

                 Statement Regarding Forward-Looking Statements

     The statements contained in this Report on Form 10-KSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our "expectations," "anticipation," "intentions," "beliefs," or "strategies" regarding the future. Our operations and our financial condition are susceptible to various factors that may affect future results such as the following: our need for additional capital; our history of net losses; risks related to our technology becoming obsolete; risks related to acquisitions; risks related to the terms of our preferred stock; competitive market forces; volatility of stock price; and dependence on key personnel. It is important to note that our actual results could differ materially from those in the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in
Item 1, "Special Considerations."

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

Overview

         We deliver technology solutions that allow our clients to operate and grow their businesses more efficiently. The products and services we offer are designed to

     o    improve  the  performance  of  our  clients'  information   technology
          systems;

     o improve profitability and production at client companies through the delivery of services and solutions essential to Customer Relational Management (CRM) and Enterprise Resource Planning (ERP); and

     o    deliver other advanced  technologies  designed specifically to improve
          our  clients'   delivery  of  services  to  their  customers,   or  to
          communicate with and manage their employees.

These products and solutions often include improved communications applications for order tracking, customer management, employee training, inventory control, customer service, knowledge tools, and a variety of other network-based solutions that help businesses operate more efficiently.

         We deliver these products and services through technology businesses we acquire, as well as by pairing the competencies of these businesses to deliver complete solutions to customers. We reach our customers through

     o    direct corporate sales;

     o    partnering with software developers and hardware suppliers; and

     o partnering with large solutions providers who expand and broaden our capabilities and expertise to deliver essential products, services, and solutions.

         Our operations are organized into four groups according to function:
Integrated Solutions, Performance Media, Information Engineering, and Special Applications. Our corporate headquarters, based in Tewksbury, Massachusetts, provides certain essential services to our operating companies and manage the synergies between those companies. Our corporate headquarters also provides an environment that allows our operating companies to flourish by delivering complete solutions to clients and expanding their own capabilities through collaboration, referral, and collocation.

         Computer Marketplace, Inc., or CMI, a wholly owned subsidiary of our company, is the principal business in our Integrated Solutions Group (ISG) and performs systems engineering, networking, computer telephony integration, and other large scale network support services. Revenue for the Integrated Solutions Group increased during fiscal 2001 due in part to expanding contractual services primarily with Sodexho-Marriott, Investors Bank, Cisco, Hewlett Packard, and other major clients for whom we are providing custom systems and/or solutions. In addition, ISG continued to expand its partner outreach by joining with such companies as Hewlett-Packard, Exodus, Citrix, major OEMs, and other leading solution providers.

         Pinneast East, Inc., or Pinneast, a wholly owned subsidiary of our company, is the principal business of our Performance Media Group (PMG) that develops high-end multimedia applications and delivers e-Learning, Distance Learning, and other Internet solutions that integrate seamlessly into customer relations management systems for our clients. This group also increased revenue during fiscal 2001, due in part to the more universal acceptance of the Internet as a means of delivering education and training across great distances. The operations of our Performance Media Group include the development of complex electronic databases and specialized engineering functions in graphics, facilities management, hosting, and wireless technologies to provide clients with customized solutions for handling large-scale data.

         The Information Engineering Group was established to develop and implement large-scale data base applications, and the Special Applications Group was established to market and distribute select web-based software products and services. These two divisions do not have any operations or revenue.

Industry Overview

         Information technology has grown in tandem with the worldwide proliferation of computerization over the last two decades, and has expanded its rate of growth with the commercialization and universal acceptance of the Internet and corporate Intranets over the last five years. We believe the growth in online systems in use will fuel demand for additional computer products and services, as well as create new market opportunities in the CRM and enterprise-wide sectors over the next few years.

         To capitalize on the growth of e-commerce, businesses are expanding and upgrading their Internet and networking infrastructures in order to better manage their customers and employees. This expansion, in turn, gives rise to a growing market for greater bandwidth, database engineering, archiving and retrieval, as well as specialized training for employees and contractors. The industry is highly competitive and is characterized by numerous small companies implementing and supporting the proprietary products and services of larger companies. These smaller entrepreneurial companies, generally known as "developers," create numerous products and add-ons that are widely accepted as CRM and enterprise-wide solutions. Our "vendor-neutral" approach positions us to continue to grow in specific market segments by delivering or providing consulting services for the delivery of the widely accepted solutions of various developers, as well as the delivery of our proprietary products.

Our Strategy

         Our goal is to be a leading single-source integrator and provider of specialized CRM and ERP network applications. Key elements of our strategy to achieve this goal include the following:

     o acquiring established complimentary business that expand our product and service offerings;

     o building our distribution channels through customer direct sales and additional strategic partnering;

     o    attracting  and retaining  personnel  and  management  experienced  in
          network  and  database   engineering,   custom  development,   systems
          integration, configuration, and information systems sales; and

     o improving the operational efficiencies of acquired businesses by integrating the "best practices" of those businesses as well as the finance, accounting, and human resource functions into our business.

Integrated Solutions Group

         Our Integrated Solutions Group is an established network solutions and hardware/software integrator. ISG commenced operations during April 2000, upon our acquisition of Computer Marketplace, Inc. ISG delivers products and services directly to corporate customers and through strategic alliances with other solutions providers. ISG's customers include America Online, Lucent Technologies, AT&T, J.C. Penney, Bell Canada, The Prudential Insurance Companies, the Boston Public Schools, Sprint Corp., IBM Global Services, USA Group, USA Bank, and Hewlett Packard Co. Through our Integrated Service Group, we perform a variety of strategic services, including the following:

     o integration of software and customized design of networks to run such software;

     o    procurement of computer hardware and software solutions for clients;

     o    resale of software to corporate clients; and

     o engineering and integration of legacy and newer systems so that they efficiently communicate with each other.

         Key products and services of our Integrated Services Group include the following:

     o Improvement of Client Infrastructure. Through ISG, we provide customer assessment to increase capacity of our clients' existing networks. We perform needs analysis for additional equipment and assist in procurement. We also re-engineer and customize systems to run new applications and expand network capabilities to include wireless wide area and local area networks. ISG integrates new hardware with existing customer legacy systems to more effectively deliver products and services while preserving our clients' capital investments in computer systems infrastructure.

     o Support Services. ISG provides technical engineering support services and 24-hour emergency support services. Onsite and offsite engineering support is provided on a long-term contractual basis as a cost-effective outsourcing option. Additionally, these services are provided to larger companies on a short-term basis during periods of upgrade, and to strategic partners during periods of large-scale rollouts or service upgrades. The group also delivers help desk support in a variety of formats to customer technical staff and end-users, including e-mail, telephone, and call center services.

     o Integration and configuration. ISG provides hardware configuration and software integration to its customers. Integration can be as simple as loading software or as complex as re-engineering client networks to communicate effectively with other external networks. Configuration may occur at customer locations or before customers receive the equipment. In these situations, customers take delivery of pre-configured equipment that is compatible with existing networks, thus minimizing the requirement for additional onsite engineering and associated costs.

     o Telephony. ISG also performs Computer Telephony Integration (CTI) and Internet Protocol Telephony (IPT). Computer networks and telephone systems have long been converging and what was once considered next generation telephony is now rapidly becoming standard for businesses. The requirements for storage, retrieval, archival, and transfer are often dictated by the customer's need for the instantaneous delivery of information. CTI is the integration of advanced software for use in "call centers" by which sales agents, help desk personnel, or others can access and manipulate data as needed. IPT refers to the newer server and Internet-based telephonic systems that provide the client with customization features that were traditionally provided by major telephone companies. Most of these new features can be articulated directly from a desktop computer onsite. Because customers have several software developers and hardware manufacturers from which to choose, we use a vendor-neutral approach with respect to telephony solutions for specific customer requirements. We believe our approach provides our clients with a degree of systems customization not otherwise possible.

     o Value-added reselling and asset management. Through ISG, we are actively engaged in the re-selling and distribution of a wide array of branded computer hardware and peripherals that we customize and configure to meet specific customer needs. In some cases, we perform these services onsite to fulfill our customers' requirements for timely and cost effective procurement of goods.

         ISG is currently adding new software categories to its CRM solutions suite. We believe that Knowledge tools, and specifically Knowledge Database applications and their integration will yield new partnering opportunities and further expand our capabilities in the growing field of customer relations management.

Performance Media Group

         Our Performance Media Group capitalizes on the growing demand for computer-based alternatives to instructor-led training. Interactive web-based training is a rapidly growing sector of the e-commerce industry. PMG provides a set of comprehensive eLearning and data warehousing services including infrastructure, content development, and repositioning of services. PMG often teams with leading eLearning Developers and Learning Management Systems developers to provide learning products with a wide range of capabilities. We commenced operation of the Performance Media Group upon our acquisition of Pinneast during 1999. We maintain formal alliances and partnerships with Science Applications International Corporation, Logicon, Centra, Docent, WBT Systems, LearnFrame, and other suppliers of learning management systems.

          Key products and services of our Performance Media Group include the following:

     o Infrastructure. Our Performance Media Group provides clients with the ability to establish local, departmental-level, and enterprise-wide eLearning and data warehousing capabilities. PMG's key products and services include eLearning consulting, LMS system design, software sales, network and database integration, and web hosting. PMG's strategic alliances enable it to feature customization and hosting off-the-shelf eLearning systems for end-users of Centra, Docent, and WBT learning management systems, and assessment and implementation through the consulting process.

     o    Content.   PMG  meets  client   requirements   by  providing   content
          development services ranging from conversion or re-purposing of existing Instructor-led courses into web-based and CD-ROM format, to complete instructional systems design using Instructional Systems Design and Systems Approach to Training processes. Training products include custom web and CD-based programs built to Aviation Industry Compliance Committee and Shareable Courseware Object Reference Model specifications, client specifications, and eLearning software system standards. These product offerings are generally interactive in nature and often include video and audio components that may be produced on site at PMG's facility. Other products include instructional design and support services for blended media delivery, and development of curriculum management and student support materials. Examples of specific program types are custom content for manufacturing processes, custom software application training, performance support systems, and productivity improvement/ TQM programs, OSHA, HIPPA, and regulatory compliance training with online testing, data storage, and retrieval.

     o Services. PMG also provides eLearning training courses, Learning Management System maintenance, and 24-hour eLearning Help Desk support. Training program maintenance provides updates to existing programs in order to maintain currency with industry, regulatory, and company standards. LMS maintenance provides software updates and configuration management for client eLearning systems. Our eLearning Help Desk provides Tiers I, II, and III customer support, including the provision of system administration, custom report generation, and courseware support. This service is specifically designed to support rapid rollout of newly implemented Learning Management Systems until the client is prepared to support it with internal resources and ensure the continued successful operation of established systems. The Group also provides clients with an extension of their training department with specific skills in the operation and maintenance of their training and ERP systems. Additionally, ISG provides a host of consulting services for the delivery of eLearning systems and management as well as the development and delivery of our proprietary products.

     ISG clients include a broad base of industrial and technology companies, financial institutions, government agencies and educational institutions.
Prominent among its clients are Dow Chemical, Lucent Technologies, Hewlett Packard, Nortel Networks, Rational Software, Inktomi Software, Staples, Michelin, Volvo, Delta Airlines, Winn-Dixie, and the U.S. Army. While our Performance Media Group has been servicing companies in certain key industries such as finance, insurance, transportation, and manufacturing, the scope of its services can be readily applied to most businesses and government organizations. Generally, however, customers within the group must have a need for ongoing training and must maintain ongoing training support programs for their employees. PMG maintains a customer retention rate in excess of 80%.

     The Performance Media Group markets and distributes its products and services through trade sources, customer referrals, and direct marketing.

Employees

     As of October 30, 2001, we had 72 full-time employees. Of our employees, 13 are involved in sales and marketing; 44 in technical services, professional, or customer support services; and 15 in finance and administration. No employees are covered by any collective bargaining agreements with us, and we believe that the relationship with our employees is good.

Sales and Marketing

     Sales operations are managed and performed by full-time employees. However, on occasion, we may deploy outside sales consultants or independent sales representatives with training in our specialized product and service offerings.

     Our product and service offerings require targeted marketing. We use a variety of different media to market our company, including trade shows, trade journals, cooperative advertising, commercial web site referral, direct mail and email prospecting, telemarketing, and participation with strategic partners' marketing initiatives. Additionally, certain of our employees serve on industry councils, where `best of class' providers and integrators communicate requirements and capabilities.

                             SPECIAL CONSIDERATIONS

     An investment in our common stock involves a high degree of risk. You should consider carefully the following, in addition to the other information contained in this report, before purchasing any of our common stock.

If we do not find additional sources of capital, we may be required to reduce the scope of our business activities until we can obtain other financing.

     We believe that our current capital will satisfy our operating capital needs through the third quarter of fiscal 2002 based upon our currently anticipated business activities. Our operating companies have been generating sufficient cash flow to sustain their own operations, however, their growth will be severely constrained if we do not secure additional financing. Unless additional capital is secured from third party financing or loans from our officers, we may need to utilize cash flow from our operating companies that would result in additional constraints on current operations and on the future growth of our company.

     We cannot predict the timing or amount of our capital requirements at this time. Our actual funding requirements may differ materially as a result of many factors, including the settlement of outstanding claims, our ability to sell our products and services, our acquisition of other companies, and the proposed growth of our company. We may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, which could adversely affect our operating results and prospects.

Although our operating companies generate cash from operations, our consolidated company has a history of net losses.

     We have incurred net losses of approximately $5.7 million during fiscal 2001 and approximately $4.4 million during fiscal 2000. As a result, as of June 30, 2001, we had an accumulated a deficit of approximately $11.1 million. We believe that we will require additional capital for operations and growth within the next twelve months.

     As a result, we can be expected to incur consolidated losses from operations and consolidated negative cash flows for the foreseeable future. If our revenue does not increase and if our spending levels are not adjusted accordingly, we may not sustain or increase profits on a regular basis in the future.

A significant or prolonged economic downturn could have a material adverse effect on our business.

     Our results of operations are affected by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets that they serve. In addition, our business tends to lag behind economic cycles in an industry. A decline in the level of business activity of our clients could have a material adverse effect on our revenues and profit margin. We are now seeing some evidence of an economic slowdown in some markets, including a reduction in capital expenditures and technology and associated discretionary spending by our clients, particularly in the United States. This has caused clients to cancel or suspend orders and new orders, and has created a general slowdown in our business and the utilization of our personnel.

Our business will be negatively affected if we are not able to anticipate and keep pace with rapid changes in technology or if growth in the use of technology in business is not as rapid as in the past.

     Our success depends, in part, on our ability to develop and implement management and technology solutions that anticipate and keep pace with rapid and continuing changes in technology, industry standards, and client preferences. We may not be successful in anticipating or responding to these developments on a timely basis, and our ideas may not be successful in the marketplace. Moreover, products and technologies developed by our competitors may make our service or product offerings uncompetitive or obsolete. Any one of these circumstances could have a material adverse effect on our ability to obtain and successfully complete important client engagements.

     Our business is also dependent, in part, upon continued growth in the use of technology in business by our clients and prospective clients and their customers and suppliers. If the growth in the use of technology does not continue, demand for our services may decrease. Use of new technology for commerce generally requires the understanding and acceptance of a new way of conducting business and exchanging information. Companies that have already invested substantial resources in traditional means of conducting commerce and exchanging information may be particularly reluctant or slow to adopt a new approach that may make some of their existing personnel and infrastructure obsolete.

We may face damage to our professional reputation or legal liability if our clients are not satisfied with our services.

     As a professional services firm, we depend to a large extent on our relationships with our clients and our reputation for high-caliber professional services and integrity to attract and retain clients. As a result, if a client is not satisfied with our services or products, including those of subcontractors we employ, it may be more damaging in our business than in other businesses. Moreover, if we fail to meet our contractual obligations, we could be subject to legal liability or loss of client relationships. Our contracts typically include provisions to limit our exposure to legal claims relating to our services and the applications we develop, but these provisions may not protect us or may not be enforceable in all cases.

Our services or products may infringe upon the intellectual property rights of others.

     We cannot be sure that our services and products, or the products of others that we offer to our clients, do not infringe on the intellectual property rights of third parties, and we may have infringement claims asserted against us or against our clients. These claims may harm our reputation, cost us money, and prevent us from offering some services or products. Any claims or litigation in this area, whether we ultimately win or lose, could be time-consuming and costly, injure our reputation, or require us to enter into royalty or licensing arrangements. We may not be able to enter into these royalty or licensing arrangements on acceptable terms. Depending on the circumstances, we may be required to grant a specific client greater rights in intellectual property developed in connection with an engagement than we otherwise do, in which case we seek to cross license the use of the intellectual property. Any limitation on our ability to provide a service or product could cause us to lose revenue-generating opportunities and require us to incur additional expenses to develop new or modified solutions for future projects.

Acquisitions could divert management's time and attention, dilute the voting power of existing stockholders, and have a material adverse effect on our business.

     As part of our growth strategy, we may continue to acquire complementary businesses and assets. Acquisitions that we may make in the future could result in the diversion of time and personnel from our business. We also may issue shares of common stock or other securities in connection with acquisitions, which could result in the dilution of the voting power of existing stockholders and could dilute earnings per share. Any acquisitions would be accompanied by other risks commonly encountered in such transactions, including the following:

     o difficulties integrating the operations and personnel of acquired companies;

     o additional financial resources required to fund the operations of acquired companies;

     o    potential disruption of our business;

     o our ability to maximize our financial and strategic position by the incorporation of acquired technology or businesses with our product and service offerings;

     o difficulty in maintaining uniform standards, controls, procedures, and policies;

     o    potential loss of key employees of acquired companies;

     o impairment of employee and customer relationships as a result of changes in management; and

     o    significant expenditures to consummate acquisitions.

         As a part of our acquisition strategy, we may engage in discussions with various businesses respecting their potential acquisition. In connection with these discussions, we and each potential acquired business may exchange confidential operational and financial information, conduct due diligence inquiries, and consider the structure, terms, and conditions of the potential acquisition. In certain cases, the prospective acquired business may agree not to discuss a potential acquisition with any other party for a specific period of time, may grant us certain rights in the event the acquisition is not completed, and may agree to take other actions designed to enhance the possibility of the acquisition. Potential acquisition discussions may take place over a long period of time, may involve difficult business integration and other issues, and may require solutions for numerous family relationship, management succession, and related matters. As a result of these and other factors, potential acquisitions that from time to time appear likely to occur may not result in binding legal agreements and may not be consummated. Our acquisition agreements may contain purchase price adjustments, rights of set-off, and other remedies in the event that certain unforeseen liabilities or issues arise in connection with an acquisition. These remedies, however, may not be sufficient to compensate us in the event that any unforeseen liabilities or other issues arise.

The consulting, information technology, and outsourcing markets are highly competitive, and we may not be able to compete effectively.

         The consulting, information technology and outsourcing markets in which we operate include a large number of participants and are highly competitive. Our primary competitors include:

     o   large accounting, consulting, and other professional service firms;

     o   information technology service providers;

     o   application service providers;

     o   packaged software vendors and resellers; and

     o   service groups of computer equipment companies.

         Our marketplace is experiencing rapid changes in its competitive landscape. Some of our competitors have sought access to public and private capital and others have merged or consolidated with better-capitalized partners. These changes may create larger and better-capitalized competitors with enhanced abilities to compete for market share generally and our clients specifically, in some cases, through significant economic incentives to clients to secure contracts. These competitors may also be better able to compete for skilled professionals by offering them large compensation incentives. In addition, one or more of our competitors may develop and implement methodologies that result in superior productivity and price reductions without adversely affecting the competitors' profit margins. Any of these circumstances may impose additional pricing pressure on us, which would have an adverse effect on our revenues and profit margin.

         In addition, our ability to generate clients will depend to a significant degree on the quality of our products and services and our reputation among our clients and the market in general, compared with the quality of services provided by and the reputations of our competitors. To the extent we lose clients to our competitors due to of dissatisfaction with our services, or if our reputation is adversely affected for any other reason, our business could be materially adversely affected.

         Because we rely on the skill of our personnel and the quality of our client service, we have no patented technology that would preclude or inhibit competitors from entering our markets. We are likely to face additional competition from new entrants into the market in the future. Existing or future competitors may develop or offer services that provide significant performances, price, creative, or other advantages over those offered by us, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

If we are unable to attract and retain employees, we will not be able to compete effectively and will not be able to grow our business.

         Our success and ability to grow are dependent, in part, on our ability to hire and retain talented people. The inability to attract qualified employees in sufficient numbers to meet demand or the loss of a significant number of our employees could have a serious negative effect on us, including our ability to obtain and successfully complete important client engagements and thus maintain or increase our revenue.

         We regularly benchmark our employee compensation to the marketplace in all markets in which we operate. We make annual adjustments to remain competitive based on the individual markets and the demand for top talent. To attract and retain the number of employees we need to grow our business, we may have to increase our compensation levels in the future. This would adversely affect our operating margins.

The holders of shares of Series A preferred stock have the right to substantially dilute the holders of shares of common stock.

         The holders of shares of Series A preferred stock have the right, at the option of the holder, to convert the shares of Series A preferred stock into common stock at a conversion price per share equal to the lesser of (a) $2.50; or (b) 80% of the five-day floating average trading price of our common stock. As a result, the holders of Series A preferred stock have the right to convert their shares into an indeterminate number of shares of common stock, and that number increases as the price of our common stock declines. As of October 30, 2001, there were 298 shares of Series A preferred stock outstanding that were convertible into approximately 373,000,000 shares of common stock at a conversion price per share of less than $0.01.

         We have agreed to at all times reserve and keep available authorized and unissued shares of common stock sufficient to cover the conversion of the Series A preferred stock and payment of dividends on the Series A preferred stock. This requirement could have the effect of delaying or prohibiting additional offerings of equity securities if those issuances would cause us to have insufficient shares of common stock to cover the conversions of the Series A preferred stock.

Certain terms of our Series A preferred stock could have an adverse effect on our capital requirements and our ability to raise additional equity capital.

         We granted various rights to the holders of our Series A preferred stock in connection with the offering of those securities. The rights of the Series A preferred, if exercised, could have a material adverse effect on our working capital and our ability to raise additional capital. For so long as the registration statement covering the resale of the shares of common stock underlying the Series A preferred stock is not effective, we may not effect certain transactions without the consent of the holders of Series A preferred stock, including the following:

     o issue any equity securities, or debt securities convertible into equity securities, if the registration statement covering the resale of the underlying common stock is not effective; or

     o    register any other securities under the securities laws.

         In addition, the holders of Series A preferred stock have the right to force us to redeem the Series A preferred stock and any shares of common stock issued upon conversion of the Series A preferred stock at a redemption price of 125% of the stated value of the Series A preferred and the market value of the common stock if

     o such registration statement is not effective for more than a 25-day period;

     o    our common stock is no longer eligible for quotation on the OTCBB;

     o we fail to deliver for a ten-day period certificates of common stock upon a conversion;

     o there is a change of control of our company or a redemption of a certain amount of common stock;

     o we breach the registration rights agreement that has not been cured by us;

     o we fail to maintain sufficient authorized and unreserved shares of common stock to issue to a holder of Series A preferred stock upon a conversion; or

     o we cause various other breaches under our articles of incorporation or the documents governing the issuance of the Series A preferred stock.

In the event of any of conditions above where the Series A holders force a redemption of their shares, and we were not able to secure additional financing, we may not have sufficient capital available to redeem the shares. As a result, we would be in default of the terms of the Series A preferred stock, which is secured by all of the assets of our company. Any such redemption would have a material adverse effect on our business and financial condition.

We are required to pay dividends on shares of Series A preferred stock, and we do not intend to pay dividends on our common stock.

         We are required to accrue a 6% annual dividend on the outstanding principal balance of our Series A preferred stock. The dividends may be paid in either common stock or cash, however, under certain conditions we must pay the dividends in cash. The holders of Series A preferred stock are entitled to receive payment of dividends prior to our paying any dividends to holders of common stock. For the foreseeable future, we intend to retain any remaining future earnings, if any, to finance our operations and do not anticipate paying any cash dividends with respect to our common stock.

The price of our common stock has been volatile.

         The trading volume of our common stock historically has been limited and sporadic, and the stock prices have been volatile. For example, during the last twelve months, our common stock has traded at prices ranging from $0.01 to $1.19. As a result of the limited and sporadic trading activity, the quoted price for our common stock is not necessarily a reliable indicator of its fair market value. The price at which our common stock will trade may be highly volatile and may fluctuate as a result of a number of factors, including the following:

     o    quarterly variations in our operating results;

     o    large purchases or sales of our common stock;

     o actual or anticipated announcements of new products or services by us, our business partners, or competitors;

     o investor perception of our business prospects or our industry in general;

     o    general conditions in the markets in which we compete; and

     o    worldwide economic and financial conditions.

Our common stock is a "penny stock," and compliance with requirements for dealing in penny stocks may make it difficult for holders of our common stock to resell their shares.

         Our common stock currently is deemed to be "penny stock" as that term is defined in Rule 3a51-1 under the Exchange Act. Section 15(g) of the Exchange Act and Rule 15g-2 under the Exchange Act require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain manually signed and dated written receipt of the document before affecting a transaction in a penny stock for the investor's account. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or otherwise, which could have a material adverse effect on the liquidity and market price of our common stock.

         Penny stocks are stocks

     o    with a price of less than $5.00 per share;

     o    that are not traded on a "recognized" national exchange;

     o    whose prices are not quoted on the Nasdaq automated quotation system;
          or

     o issued by companies with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenue of less than $6.0 million for the last three years.

Shares of common stock eligible for sale in the public market may adversely affect the market price of our common stock.

         Sales of substantial amounts of common stock by shareholders in the public market, or even the potential for such sales, are likely to adversely affect the market price of the common stock and could impair our ability to raise capital by selling equity securities. As of October 30, 2001, 33,240,425 of the 54,287,730 shares of common stock currently outstanding were freely transferable without restriction or further registration under the securities laws, unless held by "affiliates" of our company, as that term is defined under the securities laws. In addition, approximately 26.0 million shares of common stock issuable upon conversion of our Series A Preferred Stock have been registered for resale. We also have outstanding 21,047,305 shares of restricted stock, as that term is defined in Rule 144 under the securities laws, that are eligible for sale in the public market, subject to compliance with the holding period, volume limitations, and other requirements of Rule 144. Moreover, the exercise of outstanding options and warrants and the conversion of Series A preferred stock will result in additional outstanding shares of common stock and will create additional potential for sales of additional shares of common stock in the public market.

Rights to acquire shares of common stock will result in dilution to other holders of common stock.

         Outstanding stock options and warrants could adversely affect the terms on which we can obtain additional financing, and the holders can be expected to exercise these securities at a time when, in all likelihood, we would be able to obtain additional capital by offering shares of common stock on terms more favorable to us than those provided by the exercise or conversion of these securities. Holders of these securities will have the opportunity to profit from an increase in the market price of our common stock, with resulting dilution in the interests of the holders of common stock. Upon conversion of the Series A preferred stock, there will be outstanding approximately 432,000,000 shares of common stock. In addition, as of October 30, 2001, we have outstanding the following securities:

     o options held by our directors, officers, and employees to purchase approximately 3.0 million shares of common stock with exercise prices ranging from $0.29 to $0.50 per share; and

     o warrants to purchase approximately 1,500,000 shares of common stock with exercise prices ranging from $1.00 to $3.54 per share.

Investors may not be able to exercise control over our company as a result of management's and other principal stockholders' ownership.

         Our current executive officers and directors of our company beneficially own approximately 46% of our outstanding common stock. As a result, the executive officers and directors of our company can significantly influence the management and affairs of our company and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in control of our company, even when such change of control is in the best interests of stockholders. Control by management might adversely affect the market price of the common stock and the voting and other rights of our company's other stockholders.

ITEM 2.           DESCRIPTION OF PROPERTY

         We lease our corporate headquarters located in a 1,700 square feet facility located in Coral Springs, Florida under a short-term lease that expired during August 2001. Since that time, we have been leasing the space on a monthly basis. Effective November 1, 2001, we relocated our headquarters to our facility in Tewksbury, Massachusetts described below.

         We lease production and executive office space located in an 8,000 square feet facility located in Tewksbury, Massachusetts under two separate lease agreements, the latest expiring in July 2003. We leased this facility through a realty company owned by Mr. Burke, our Chairman of the Board and Chief Executive Officer.

         We lease additional office space located in a 6,600 square feet facility located in Colombia, South Carolina under a three-year lease expiring in November 2004.

         We believe that these facilities will be adequate for our needs for the foreseeable future.

ITEM 3.           LEGAL PROCEEDINGS

         On March 27, 2001 we executed a Memorandum of Settlement, pursuant to court ordered arbitration, with a vendor for a final judgement totaling $186,059 payable $10,000 at closing and the balance payable in monthly installments of $10,000 beginning May 1, 2001. As of June 30, 2001 we have paid $10,000 and no further collection efforts have proceeded.

         We are involved in various legal proceedings arising out of our operations in the ordinary course of business. We do not believe that such proceedings, even if determined adversely, will have a material adverse effect on our business, financial condition, or results of operations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since November 1999 our common stock has been quoted on the OTCBB under the symbol "CLXX," and prior to November 1999 our common stock has been quoted under the symbol "CBRA." The following table sets forth, for the period since July 1, 1999, the high and low bid quotations for our common stock for the periods indicated as reported by the OTCBB. The quotations reflect prices between dealers and do not include retail mark-up, mark-down, or commissions, and may not represent actual transactions.

                                                       High                Low
                                                    -----------     ------------

Year ended June 30, 2000:
   First quarter...............................      $  1.15             $ 0.63
   Second quarter..............................         0.83               0.45
   Third quarter...............................         4.13               0.56
   Fourth quarter..............................         2.68               0.81

Year ended June 30, 2001:
   First quarter...............................      $  1.19             $ 0.37
   Second quarter..............................         0.48               0.11
   Third quarter...............................         0.55               0.11
   Fourth quarter..............................         0.24               0.03

Year ended June 30, 2002:
   First quarter................................     $  0.04             $ 0.01
   Second quarter (through October 30, 2001)....        0.01               0.01

         As of October 30, 2001, there were approximately 300 holders of record of our common stock. On October 30, 2001, the closing sales price of our common stock as quoted on the OTCBB was $0.01 per share.

Dividend Policy

         We are required to pay a 6% annual cumulative dividend on our Series A preferred stock, and such dividends are deemed to accrue whether or not earned or declared and whether or not there are any profits, surplus, or other funds legally available for the payment of dividends. We have the option to cumulate the dividends or pay them in cash, however, under certain conditions we must pay the dividends in cash. So long as any shares of Series A preferred stock remain outstanding, we may not pay or declare any dividends on our common stock.

         For the foreseeable future, we intend to retain any remaining future earnings to finance our operations and do not anticipate paying any cash dividends with respect to our common stock. Subject to the preferences that may be applicable to any then-outstanding preferred stock, the holders of common stock will be entitled to receive such dividends, if any, as may be declared by our board of directors from time to time out of legally available funds. Payments of any cash dividends in the future will depend on our financial condition, results of operations, and capital requirements as well as other factors deemed relevant by our board of directors.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS

         You should read the following discussion in conjunction with our consolidated financial statements and related notes and special considerations included elsewhere in this report.

         We deliver technology solutions that help companies operate and grow their businesses. The products and services we offer are designed to

     o    improve the performance of client information technology systems;

     o    improve  client   profitability   and  production   through   Customer
          Relational Management (CRM) solutions or Enterprise Resource  Planning
          (ERP) solutions; and

     o deliver other new technology developed specifically to improve our clients' delivery of services to their customers or communicate with and manage their employees.

These solutions may include improved communications applications for order tracking, customer management, employee training, inventory control, customer service, knowledge tools, and a variety of other network-based solutions that help businesses operate.

         We deliver these products and services through our acquisition and operation of synergistic technology businesses in select markets and our pairing competencies of these businesses in order to deliver complete solutions to customers. We reach our customers through

     o    direct corporate sales;

     o    partnering  with  software   developers   providing   specialized  CRM
          solutions; and

     o partnering with large solutions whereby our expertise is essential in the deliver of their products and services to their customers.

         Our operations are organized into four groups according to function:
Integrated Solutions, Performance Media, Information Engineering, and Special Applications. Our corporate headquarters, based in Tewksbury, Massachusetts, provides certain essential services to our operating companies and manage the synergies between those companies. Our corporate headquarters also provides an environment for our management team to deliver complete services to clients and expand each operating company's capabilities through collaboration, referral, and colocation.

         Our company was incorporated in the State of Nevada during February 1997 under the name Spectrum Ventures, Inc. During February 1999, we merged with Cobra Technologies International, Inc., a Delaware corporation, with our company as the surviving entity in the merger. In connection with the merger, we issued
4.5 million shares of our common stock.

     During May 1999, we merged with Pinnacle East, Inc., a South Carolina corporation, pursuant to an Agreement and Plan of Reorganization whereby Pinneast became our wholly owned subsidiary in connection with our issuance of 500,000 shares of our common stock and a cash payment of $100,000. During March 2001, pursuant to the merger agreement, we issued 1,043,210 additional shares of our common stock to the former shareholders of Pinneast.

     Our company changed its name to CobraTec, Inc. during August 1999 and again to CeleXx Corporation during November 1999.

     During April 2000, we acquired Computer Marketplace, Inc., pursuant to an Agreement and Plan of Reorganization whereby CMI became our wholly owned subsidiary. We completed the merger through consideration consisting of: (a) 1.4 million shares of our common stock; (b) a cash payment of $1.5 million; and (c) a promissory note for $1.0 million at 6%, payable in equal annual installments at the first and second anniversaries of the merger. During June 2001, pursuant to the merger agreement, we issued 13,625,000 additional shares of common stock to the former shareholder of CMI.

     During June 2000, our Board of Directors approved the change of our fiscal year-end from December 31 to June 30. Accordingly, and to assist readers with meaningful comparisons of our operating results, the discussion of financial results set forth below compares the twelve-month period ended June 30, 2001 with unaudited information for the twelve-month period ended June 30, 2000.

Factors Effecting Our Operating Results

     We recognize information technology service revenue when personnel are engaged on client projects. Therefore, the relative utilization of our personnel directly affects our operating results. Variations in utilization of personnel may materially affect our information technology services business, or failure to obtain additional engagements in our information technology services business could have a material adverse effect on our business, financial condition, and results of operations.

     Our acquisitions have placed, and are expected to continue to place, a significant strain on our managerial and operational resources. To effectively manage our company, we must continue to implement and improve our operational, management, and financial systems and to train and manage our employees. As part of our business strategy, we may seek to acquire additional businesses or strategic relationships with other information technology businesses. To the extent that any of the companies that we acquire may fail, we would be required to write-off the amount of the investment, and any such write-off could have a material adverse effect on our financial condition.

     We have a short operating history, and since our inception we have generated approximately $7.5 million of losses from operations and as of June 30, 2001, we had an accumulated deficit of approximately $11.1 million. To successfully execute our business plan, we believe that we will require substantial additional capital from equity or debt financings in order to meet our projected working capital and other cash requirements. Moreover, the sale of additional equity or other securities could result in additional dilution to our stockholders. We may not be able to secure any additional financing on acceptable terms, if at all.

Results of Operations

     The following table sets forth certain statement of operations data of our company expressed as a percentage of net revenue for the periods indicated:

                                                       Year Ended June       Six Months Ended       Year Ended June
                                                           30, 2001            June 30, 2000            30, 2000
                                                      -------------------    ------------------    -------------------
Net revenue.......................................         100.0%                  100.0%                100.0%
Cost of revenue...................................          75.5%                   71.1%                 69.5%
                                                          ------                 -------                ------
Gross profit......................................          24.5%                   28.9%                 30.5%
Selling, general and administrative...............          27.1%                   50.4%                 73.1%
Depreciation and Amortization
of goodwill and intangibles.......................          10.6%                   53.4%                 50.1%
Total operating expenses..........................          37.7%                  103.8%                123.2%
                                                          ------                 -------                ------
Operating losses..................................         (13.2)%                 (74.9)%               (92.7)%
                                                          -------                --------               -------
Other expenses....................................         (14.5)%                 (14.8)%               (17.0)%
                                                          -------                --------               -------
Net loss..........................................         (27.7)%                 (89.7)%              (109.7)%
                                                          =======                ========              ========

Comparison of the fiscal year ended June 30, 2001 with fiscal year ended June 30, 2000

         Our total revenue during fiscal 2001 increased by $16,508,421, or 411%, from $4,020,232 during fiscal 2000. This increase was due primarily to (a) our acquisition of CMI during April 2000, and (b) increased service revenue generated by our Performance Media Group, whose revenue increased 279% over fiscal 2000.

         Our cost of revenue increased as a percentage of net revenue to 75.5% during fiscal 2001, compared with 69.5% for the fiscal year ended June 30, 2000. Correspondingly, gross profit margins decreased from 30.5% of revenue in 2000 to 24.5% for the year ended June 30, 2001. The increase in absolute dollars, and corresponding decrease in gross profit margins, was due in part to the inclusion of the results of CMI (acquired in April, 2000) in our consolidated results of operations. Additionally, CMI's business involves substantial systems design and installation work where profit margins on hardware components are historically lower than gross profit margins on the sale of information technology solutions and services.

         Selling, general and administrative expenses for the year ended June 30, 2001 increased to $5.6 million, up from $2.9 million in 2000, but decreased as a percentage of revenue to 27.1% from 73.1% when compared with the fiscal year ended June 30, 2000. The increase in absolute dollars resulted to a great extent from the inclusion of CMI in the results of operations as well from increased expenses at the company's headquarters relating to the administration, operation, acquisition and integration of subsidiaries, and regulatory reporting requirements. However, as a result of the higher operating incomes achieved during the year ended June 30, 2001, operating losses decreased as a percentage of revenues, from 92.7% to 13.2%.

         Included in the results of operations and table above are depreciation and amortization of goodwill, intangibles and stock compensation of $2.2 million and $2.0 million for the years ended June 30, 2001 and 2000, respectively. This depreciation and amortization, amounting to 10.6% and 50.0% of net revenues, respectively, are non-cash items and reflect primarily write down of the excess of cost of the acquisition of our subsidiaries, Pinneast and CMI, over the net tangible book value of the assets in those businesses at time of acquisition. Total operating expenses for the year ended June 30, 2001, and the period ended June 30, 2000 amounted to $7.7 million and $4.9 million, respectively, or 37.7% and 123.2% of net revenue for the periods, and reflects the growth in consolidated revenue of 510.6% of revenue for the year ended June 30, 2001 over the corresponding period ended June 30, 2000.

         Other income and expenses, which included interest, miscellaneous income and expense, and the settlement of litigation, amounted to -$3.0 million and -$687,000, during the year and period ended June 30, 2001 and June 30, 2000, respectively. During the second fiscal quarter in 2001, we determined that the carrying value of our investment in E-Pawn.Com, Inc., received in partial settlement of a lawsuit by that company, exceeded our net realizable value in the marketplace. As a result, we wrote off the investment, resulting in a non-recurring charge of $2.7 million, or approximately 13% of revenues against earnings for the year.

         Consolidated net loss increased by $1.5 million to $5.7 million for the year ended June 30, 2001 compared with $4.5 million for the period ended June 30, 2000, reflecting primarily the $2.7 million write-down in the value of marketable securities.

         The net loss per common share decreased from $0.38 per share for the fiscal year ended June 30, 2000 to a loss of $0.21 per share for the year ended June 30, 2001, resulting in an improvement of $0.17 per share, or 45%. The primary factor affecting the aforementioned changes was the nearly 213% increase in common stock issued during fiscal 2001, principally on the 14.7 million contingent shares issued pursuant to the acquisitions of CMI and Pinneast.

         As of June 30, 2001, we had a consolidated federal and state net operating loss carry forward of approximately $8,455,000, expiring between the years 2014 and 2021.

Future Assessment of Recoverability and Impairment of Goodwill

     Goodwill arises when an acquirer pays more for a business than the fair value of the tangible and separately measurable intangible net assets of the business. For financial reporting purposes, goodwill and all other intangible assets are amortized over the estimated period benefited. In connection with its various acquisitions, we recorded goodwill and other intangibles that are being amortized on a straight-line basis over a period of 7 to 10 years, the estimated period over which we expect to benefit from such intangible assets. As of June 30, 2001 and June 30, 2000 our unamortized goodwill and other intangibles combined were $ 4,009,304 and $3,999,035, respectively (which represented 53% and 49% of total assets and 117% and 91% of stockholders' equity, respectively). We have determined the life for amortizing goodwill based upon several factors, the most significant of which are the relative size, historical financial viability and growth trends of the acquired companies and the relative lengths of time such companies have been in existence.

     We periodically review the carrying value and recoverability of unamortized goodwill and other intangibles. If the facts and circumstances suggest that the goodwill and other intangibles may be impaired, the carrying value of such assets will be adjusted accordingly, and will result in an immediate charge against income during the period of the adjustment and/or the length of the remaining amortization period may be shortened, which will result in an increase in the amount of amortization during the period of adjustment and each period thereafter until fully amortized. Once adjusted, we may be required to adjust further for impairment and recoverability in future periods. Of the various factors we consider in determining whether goodwill and other intangibles have been impaired, the most significant are (i) losses from operations, (ii) loss of customers; and (iii) industry developments, including our ability to maintain market share, development of competitive products or services and imposition of additional regulatory requirements.

     During July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142. "Goodwill and Other Intangible Assets". SFAS No. 142 requires that the amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. We will adopt SFAS No. 141 and No. 142 immediately with regard to business combinations initiated after June 30, 2001.

Other Accounting Pronouncements

     During August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. We have not yet determined the effect SFAS No. 144 will have on our consolidated financial position or results of operations.

Liquidity and Capital Resources

     Historically, we have satisfied our cash requirements primarily from private equity issuances, working capital lines of credit, and loans from certain officers and stockholders. During fiscal 2001, we secured our additional working capital primarily from loans and sale of restricted common stock from our principal stockholders totaling approximately $274,000. As of June 30, 2001, we had a cash balance of approximately $209,000.

     During fiscal 2001, net cash used in investing and financing activities combined of $922,977 exceeded net cash provided by operations of $609,786, resulting in a decrease of $313,190 in cash. During fiscal 2000, net cash provided by investing and financing activities of $759,951 exceeded cash used in operating activities of $521,056, resulting in a $238,895 increase in cash.

     Pinneast has three credit lines with aggregate availability of $300,000. As of June 30, 2001, we have utilized approximately $204,000 on these lines of credit, which expire on November 10, 2003 and bear interest at 10.50% per annum. On July 20, 2001, we modified and combined these three credit lines into a single bank note of approximately $201,000, payable in 47 monthly installments of principal and interest of $5,100. The monthly payments commence during August 2001 and continue through July 2005. The modified note bears interest at the bank's prime rate plus 2% and is secured by substantially all the assets of Pinneast and a corporate guaranty by our company.

     During August 2001, CMI entered into a two-year financing agreement for a $3.0 million secured revolving credit line maturing in August 2003 from Rosenthal & Rosenthal, Inc. Availability under the credit line is based on a formula of eligible accounts receivable and inventory and allows for an increase in the credit facility to be considered as necessary. Borrowings bear interest at a base rate plus 2% per annum and are secured by essentially all the assets of CMI, including accounts receivable, inventory, and general intangibles, and a corporate guaranty by our company. The credit line also requires, among other conditions, compliance with certain financial covenants.

     On April 7, 2000, we completed an equity financing with Birch Circle LLC, a Connecticut-based private investment banking firm, that generated $3,500,000 for our company through the sale of shares of our Series A preferred stock. Approximately $1.9 million of the net proceeds (including commissions, accounting, and attorneys' fees) were utilized for our acquisition of CMI. Shares of Series A preferred stock accrue dividends at the rate of 6% per annum, and we may decide whether to cumulate the dividends or pay them in cash. However, under certain conditions we must pay the dividends in cash. Pursuant to the terms of the financing, we filed a registration statement covering the resale of shares of common stock issuable upon conversion of the Series A preferred stock, which became effective during June 2001. On the date of effectiveness, based on a conversion price of $0.043, the Series A preferred stockholder was entitled to convert its shares into approximately 71,000,000 shares. From July 2001 to October 2001, the Series A preferred stockholder has converted 52 shares of Series A preferred into 8,404,268 shares of our common stock.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The report of our independent public accountants on our financial statements for the year ended June 30, 2001 states that our recurring operating losses, reduced working capital, and other factors raise substantial doubt about our ability to continue as a going concern. We believe that our working capital, together with any cash provided by operations, will be adequate to meet our cash requirements working capital through the third quarter of fiscal 2002. Substantial additional capital will be needed in order to fund operations beyond that time.

     Our working capital requirements for future periods depend on numerous factors, including the timing of expenditures related to product development and marketing, the rate at which we expand our staff, and our ability to meet revenue projections, among other items. While we cannot predict the timing or amount of our future expenditures, we believe that we will have sufficient cash on hand to fund our current operations through the third quarter of fiscal 2002, provided we meet our expected revenue targets. Beyond the third fiscal quarter of fiscal 2002, we may require additional financings, which may come from future equity or debt offerings that could result in further dilution to our stockholders. We are currently in the process of attempting to raise additional capital in the next three to six months that will be used to acquire additional companies, build our management team, and provide working capital. Adequate capital may not be available and the lack of such capital could adversely affect our business. In the event our ability to obtain future capital looks doubtful, we will exercise prudent business practices and curtail spending to maximize our remaining resources.

ITEM 7.  FINANCIAL STATEMENTS

         Reference is made to the consolidated financial statements, the notes thereto, and report of independent public accountants thereon commencing at page F-1 of this report, which consolidated financial statements, notes, and report are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not applicable.

                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS,  AND CONTROL  PERSONS;
         COMPLIANCE  WITH SECTION 16(A) OF THE  EXCHANGE ACT

Executive Officers and Directors

                  The following table sets forth certain information regarding our executive officers and directors.

Name                    Age    Position

David R. Burke, Sr..... 58     Chairman of the Board and Chief Executive Officer
Vincent Caminiti....... 49     President and Chief Operating Officer
David C. Langle........ 51     Vice President Finance
Douglas H. Forde....... 59     Director
Lionel Forde........... 57     Director
William Lerner......... 65     Director
John Straatsma......... 47     Assistant Secretary


     David R. Burke, Sr. has served as our Chairman of the Board of Directors since August 2000 and as our Chief Executive Officer since October 2001. Mr. Burke served as the Chief Executive Officer of Computer Marketplace, Inc., a company he founded in 1983 that was acquired by our company during April 2000. Prior to that time, Mr. Burke spent 15 years serving in several management positions including technical supervisor, manufacturing engineering manager, production manager, and international sales manager with the Metrigraphics Division of Dynamics Research Corporation, a multinational manufacturer and distributor of electro-optical products. Mr. Burke received his technical and business education at Worchester Polytechnic, Lowell Technological Institute and Boston University. Mr. Burke also received specialized training in information systems from Novell, Microsoft, IBM, Hewlett Packard, Compaq and other "tier one" microcomputer and software producers. Mr. Burke is a member of the American Production & Inventory Control Society and co-authored Metriform Fabrication, Electronic Packaging and Production, May 1981, Cahners Publishing.


     Vincent A. Caminiti has served as the President of our company since October 2001 and as a member of our Board of Directors since January 1999. Mr. Caminiti served as our Vice President, Chief Operating Officer from January 1999 until October 2001 and has served in various other capacities with our company since June 1998. From April 1994 until June 1998, Mr. Caminiti served as the Managing Director of Rendon International, Ltd., a business consulting firm active in the telecommunications and information technology industries with offices in Denver, Los Angeles, Hong Kong, Moscow, and London. In that capacity, Mr. Caminiti assisted businesses with constructing strategic business alliances, identifying acquisition candidates, and developing new market strategies through consulting agreements, including CBS Television's program distribution strategy to Asian markets.

     David C. Langle has served as our Vice President Finance since September 2000, and served as our Chief Financial Officer from March 2000 until September 2000. Mr. Langle served as a director of our company from March 2000 until September 2000. Prior to joining our company, Mr. Langle served as the Vice President and Chief Financial Officer of Terra Telecommunications Corp. from September 1997 until March 2000. Mr. Langle has also served in various senior management capacities as Vice President, Chief Financial Officer, and director for three Florida-based NASDAQ and OTCBB companies. From 1982 to 1991, Mr. Langle served in various capacities with the Miami office of Spicer & Oppenheim, CPAs, an international accounting and consulting firm, most recently as an audit partner. Mr. Langle is a certified public accountant and has a bachelor of science degree from the University of Illinois in Chicago.

     Douglas H. Forde has served as a director of our company since February 1999. Mr. Forde founded our company in 1997 and served as our Chairman of the Board of Directors, President, and Chief Executive Officer from August 1999 until September 2001. Mr. Forde served as the Director of Mergers and Acquisitions for our company from June 1998 until August 1999. Prior to that time, Mr. Forde served as Vice President, Strategic Planning for Computer Access International, Inc. from November 1996 until June 1998. Prior to November 1996, Mr. Forde served as a business consultant to numerous companies, ranging from the Fortune 500 to smaller entrepreneurial businesses. Mr. Forde is a graduate of the University of the Virgin Islands, the University of Illinois, and the

Bernard M. Baruch College of the City University of New York and holds degrees in accounting, finance, and taxation. Mr. Douglas Forde is the brother of Mr. Lionel Forde.

     Lionel Forde has served as a member of our Board of Directors since February 1999, and as our Vice President and Treasurer from our inception in March 1998 until September 2001. From November 1997 until February 1999, Mr. Forde served as the President of the international group at Computer Access International, Inc., where he was responsible for developing markets in the Caribbean and in Latin America. Prior to that, Mr. Forde served as a senior manager in the Color Paper Products Division at Eastman Kodak Company. Mr. Forde holds a masters in business administration degree (with honors) from Long Island University and a bachelor of science degree in business administration from Eastern Illinois University. Mr. Lionel Forde is the brother of Mr. Douglas Forde.

     William Lerner has served as a member of our Board of Directors since February 1999. Since 1994, Mr. Lerner has practiced corporate and securities law with offices in Pennsylvania and Florida. Mr. Lerner is also counsel to the law firms of Sweeney & Associates (Pittsburgh) and Snow Becker Krauss, PC (New
York). Mr. Lerner serves as a director of Seitel, Inc. (a NYSE-listed oil and gas producing company), Helm Resources, Inc. (an AMEX-listed company that provides mezzanine financing to middle market companies), and Micros-to-Mainframes, Inc. (a NASDAQ-listed company and producer of high-technology communications and computer services to Fortune 500 companies). Mr. Lerner is a graduate of Cornell University (1955) and of the New York University School of Law (1960). Mr. Lerner is a member of the state bars of New York and Pennsylvania, and has served with the Securities and Exchange Commission, the American Stock Exchange, and as general counsel to Hornblower, Weeks, Hemphill & Noyes, a New York Stock Exchange brokerage/investment firm.

     John Straatsma served as our corporate secretary from October 1999 until September 2001, and as our assistant secretary since September 2001. Since August 1998, Mr. Straatsma has acted as a consultant to our company for business development and operations. In September 1995, Mr. Straatsma founded, and since has acted as president of Consultants Ltd., a consulting company for companies active in the information technology industry. From January 1983 until August 1995, Mr. Straatsma served as president of Trinidad Computers Ltd., a company he founded. Mr. Straatsma holds a bachelor of commerce degree from the University of Guelph, in Guelph, Ontario, Canada, and a master of science degree in management from Florida International University, Miami, Florida.

ITEM 10.          EXECUTIVE COMPENSATION

         The following table sets forth the total compensation received for services rendered in all capacities to our company for the fiscal years ended June 30, 2001 and June 30, 2000 by our Chief Executive Officer and our three other most highly compensated executive officers.

                           SUMMARY COMPENSATION TABLE


                                                                                        Long Term
                                                                                       Compensation
                                                                           -------------------------------------
                                                                                         Awards
                                                           Annual          -------------------------------------
                                                        Compensation         Restricted           Securities            All Other
                                                      -----------------        Stock              Underlying          Compensation
Name and Principal Position(1)             Year          Salary (2)          Awards ($)        Options (#) (3)           ($) (4)
--------------------------------------    --------    -----------------    ---------------     -----------------     ---------------
David R. Burke, Sr. (5)..........          2001           $150,000                  --                  --                 --
   Chief Executive Officer                 2000            106,250(5)               --                  --                 --
   and President

Doug H. Forde (6)................          2001           $146,667         $ 2,618,000(6)               --                 --
   Former Chief Executive Officer          2000            109,900                  --                  --                 --


David C. Langle (7)..............          2001           $125,000         $   243,100(7)          150,000             $6,000
   Vice President - Finance                2000             27,250                  --                  --              1,500



Lionel Forde (8).................          2001           $100,483                  --             425,000                 --
   Vice President, Assistant               2000             60,000                  --                  --                 --
   Treasurer
-------------------------

(1) We consider Messrs. Burke, Caminiti, and Langle to be our executive officers.
(2) Messrs. Burke, D. Forde, Langle, and L. Forde also received certain perquisites, the value of which did not exceed 10% of their salary during fiscal 2001.
(3) The exercise price of all stock options granted was equal to the fair market value of our common stock on the date of grant.
(4)  Amounts shown represent automobile allowances for Mr. Langle.
(5) Mr. Burke became our Chief Executive Officer during October 2001. Amounts listed for fiscal 2000 do not include compensation paid to Mr. Burke prior to CMI's acquisition by our company during April 2000.
(6) Mr. D. Forde resigned as our Chief Executive Officer during September 2001. During September 2000, we issued to Mr. D. Forde 7,000,000 shares of our common stock at a price of $0.37 per share as compensation under his employment agreement. As of June 30, 2001, Mr. D. Forde owned 5,200,000 of these restricted shares, which had a value of $156,000 at that time.
(7) Mr. Langle joined our company during March 2000. During September 2000, we issued to Mr. Langle 650,000 shares of our common stock at a price of $0.37 per share as compensation under his employment agreement. As of June 30, 2001, Mr. Langle owned all of these restricted shares, which had a value of $19,500 at that time.
(8) Mr. L. Forde resigned as our Vice President, Assistant Treasurer during September 2001.

Options Grants

         The following table represents certain information related to the options granted to the officers listed during the last fiscal year.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                       Individual Grants
                                          -----------------------------------------------------------------------------
                                             Number of
                                             Securities            % of Total
                                         Underlying Options        Granted
                                              Options          to Employees in        Exercise Price        Expiration
Name                                       Granted(#)(1)         Fiscal Year          Per Share (2)           Date
--------------------------------------    -----------------    -----------------    ------------------    -------------
David R. Burke, Sr...................               --                 --                 --                    --
Douglas H. Forde.....................               --                 --                 --                    --
David C. Langle......................          150,000                4.9%                $0.50                9/05/03
Lionel Forde.........................          425,000               13.8%                $0.50                9/05/03
---------------

(1) One-third of the options vest and become exercisable on each of the first, second, and third anniversaries of the date of grant.

(2) The exercise price of all options granted was equal to the fair market value of our common stock on the date of grant.

Option Holdings

         The following table sets forth information with respect to the unexercised options held as of June 30, 2001 by each of the officers listed. None of the officers listed exercised options during fiscal 2001.

                        OPTIONS HELD AS OF JUNE 30, 2001

                                                  Number of Securities
                                                 Underlying Unexercised
                                                         Options
                                                    at Fiscal Year-end (1)
                                             -----------------------------------
                                                Exercisable       Unexercisable
                                             ----------------  -----------------
           David R. Burke, Sr..............          -                       -
           Douglas H. Forde................          -                       -
           David C. Langle.................          -                 150,000
           Lionel Forde....................          -                 425,000
----------------
(1) None of the unexercised options listed had any value at fiscal year-end, because the exercise price of all of the options held by the listed officers was greater than $0.03, which was the closing sales price of our common stock as quoted on the OTCBB on June 29, 2001.

Employment Agreements

     We have an employment agreement with Mr. Burke that provides for him to serve as our Chief Executive Officer through April 2003. The agreement provides for Mr. Burke to receive (a) an annual base salary of $150,000 during fiscal 2001, subject to increase or decrease by our Board of Directors; and (b) reimbursement of all business expenses incurred on behalf of our company. The agreement also provides for Mr. Burke to participate in all of our benefit plans.

     Mr. Burke's employment agreement provides for him to receive his fixed compensation through the date of termination of his employment by reason of disability or if we terminate the agreement "for cause," as defined the agreement. In the event that we decide terminate the agreement other than for cause, or in the event of termination of the agreement by reason of Mr. Burke's resignation, Mr. Burke will be entitled to receive his salary for one year following the date of termination. Mr. Burke has agreed to not compete with us within a specified territory for two years following the termination of his employment for cause or due to his resignation. The agreement also contains typical provisions related to non-disclosure of confidential information.

     We have an employment agreement with Mr. Douglas Forde that provides for him to serve as our Chairman of the Board of Directors, Chief Executive Officer, and President of our company through May 2005. During September 2001, Mr. Forde resigned as our Chairman and Chief Executive Officer, but continues to serve our company in various capacities including assisting with mergers, acquisitions, and business development. The agreement provides for Mr. Forde to receive (a) an annual base salary of $175,000 during fiscal 2001, subject to increase or decrease by our Board of Directors; (b) an automobile allowance of $1,000 per month; and (c) reimbursement of all business expenses incurred on behalf of our company. The agreement also provides for Mr. Forde to participate in all of our benefit plans and to participate in $10 million of keyman life insurance coverage of which our company is the beneficiary. We did not pay Mr. Forde his automobile allowance during fiscal 2000 or 2001, and have not yet purchased the keyman life insurance policy.

     We have an employment agreement with Mr. Lionel Forde that provides for him to serve as our Treasurer through February 2002. Mr. L. Forde resigned from our company during September 2001. The agreement provided for Mr. L. Forde to receive (a) an annual base salary of $120,000 during fiscal 2001, subject to increase or decrease by our Board of Directors; (b) an automobile allowance of $700 per month; and (c) reimbursement of all business expenses incurred on behalf of our company. The agreement also provided for Mr. L. Forde to participate in all of our benefit plans. We did not pay Mr. Forde his automobile allowance during fiscal 2000 or 2001.

     We have an employment agreement with Mr. Langle that provides for him to serve as the Vice President of Finance of our company through May 2005. The agreement provides for Mr. Langle to receive (a) an annual base salary of $125,000 per annum, subject to increase or decrease by our Board of Directors;
(b) an automobile allowance of $600 per month; and (c) reimbursement of all business expenses incurred on behalf of our company. The agreement also provides for Mr. Langle to participate in all of our benefit plans and to participate in keyman life insurance coverage of which our company is the beneficiary. We have not yet purchased this policy.

     The employment agreements for Messrs. D. Forde, L. Forde, and Langle provide for each executive to receive his fixed compensation through the date of termination of his employment by reason of disability, death, resignation, or as a result of termination of employment "for cause," as defined in the agreements.

         During July 2000, our Board of Directors granted to Messrs. D. Forde and Langle 7.0 million and 650,000 shares of our common stock, respectively, subject to each executive's agreement not to resell the shares for a five-year period. We have also granted to these executives certain "piggyback" registration rights with respect to the shares granted pursuant to the employment agreements.

1999 Stock Option Plan

         During March 1999, our board of directors adopted our 1999 Stock Option Plan. The plan is intended to attract, retain, and motivate directors, employees, and independent contractors who provide valuable services to our company by providing them with the opportunity to acquire a proprietary interest in our company and to link their interests and efforts to the long-term interests of our stockholders.

         The plan authorizes the issuance of 4,500,000 shares of common stock. As of November 1, 2001, we had granted options to purchase 3,076,825 shares of common stock under the plan, and no shares have been issued upon exercise of those options. As of November 1, 2001, there were 1,423,175 shares available for grant under the plan.

         The plan is administered by our Board of Directors or our compensation committee. Options granted under the plan may be either incentive stock options, as defined under the Internal Revenue Code, or nonqualified options. The expiration date, maximum number of shares purchasable, vesting provisions, and any other provisions of options granted under the plan will be established at the time of grant. The plan administrator will set the term of each option, so long as those determinations are consistent with the intent of the plan. Options will vest and become exercisable in whole or in one or more installments at such time as may be determined by the plan administrator.

         The plan administrator has the authority to include provisions in any grant of options that contain a "reload" feature. The "reload" feature provides that in the event the holder of an option exercises the option with shares of common stock by delivering to us shares of common stock already owned by the holder of the option, the holder will receive a new option to purchase shares of our common stock equal in number to the tendered shares.

         Our Board of Directors may declare that each option granted under the plan will terminate as of a fixed date in the event of the following:

     o    a proposed dissolution, liquidation of our company;

     o a proposed sale of all or substantially all of the assets of our company; or

     o    a proposed merger or tender offer of our company.

In the event of such a declaration, each optionholder will have the right, during the 30-day period preceding such an event, to exercise any portion or all of the holder's options, including shares of stock as to which the option would not otherwise be exercisable. However, in no such event will the term of the original option be extended.

         In the event of an optionholder's death or disability, the option holder (or any applicable executor or administrator) may exercise any options held at any time prior to the earlier of (a) the expiration date of the option; or (b) the one year anniversary of the optionholder's termination of employment by reason of death or disability. In the event of an optionholder's termination of employment for any reason other than for "cause" (as defined in the plan), the optionholder will have 30 days following such termination of employment to exercise any options held, but in no event later than the option expiration date. In the event the optionholder's employment terminates for "cause," any options held on the date of termination will expire.

         The Board of Directors may amend, suspend, or discontinue the plan at any time, as long as any such action does not prejudice the right of any option holder under the plan. In addition, without obtaining approval of our stockholders, no such amendment may have the effect of (a) increasing the number of shares of stock reserved for issuance under the plan, or (b) changing the definition of persons eligible to receive options under the plan. The plan is intended to comply with Section 16 of the Exchange Act and, with respect to incentive stock options, Section 422 of the Internal Revenue Code.

Section 16(a) Beneficial Ownership Compliance

         Section 16(a) of the Exchange Act requires our directors, officers, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. SEC regulations require directors, officers, and greater than 10% stockholders to furnish our company with copies of all Section 16(a) forms that they file. Based solely on our discussions with these persons, as of June 30, 2001, we do not believe that any of our executive officers, directors, or beneficial owners of 10% or more of our common stock were current with these filing requirements.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the shares of our common stock beneficially owned as of October 12, 2001 by each of our directors and executive officers, all of our directors and executive officers as a group, and each person known by us to be the beneficial owner of more than 5% of our common stock.

                                                                Shares
                                                          Beneficially Owned
Name of Beneficial Owner (1)                                      (1)                Percent (2)
------------------------------------------------------    --------------------     -----------------
Directors and Executive Officers:
David R. Burke, Sr...............................            16,040,460(3)             29.6%
Vincent Caminiti.................................               849,900(4)              1.6
Douglas H. Forde.................................             6,314,375                11.6
Lionel Forde.....................................               916,525(5)              1.9
David C. Langle..................................               699,950(6)              1.3
William Lerner...................................               250,000                 *
John W. Straatsma................................               416,500(7)              *

All executive officers and directors as a group
   (seven persons)...............................            25,487,710                46.1%

5% Stockholders:
Birch Circle, LLC................................             8,404,268(8)             15.5%
E-Pawn.com, Inc..................................             2,712,361(9)              5.0%


-------------------
*  Less than 1% of the outstanding shares of common stock.

(1) Each person named in the table has sole voting and investment power with respect to all common stock beneficially owned by him or her, subject to applicable community property law, except as otherwise indicated. Except as otherwise indicated, each person may be reached at 10100 West Sample Road, Suite 401, Coral Springs, Florida 33065.
(2) The percentages shown are calculated based upon 54,287,730 shares of our common stock outstanding on October 30, 2001, which does not include 372,777,875 shares of common stock issuable upon conversion of the Series A preferred stock. The numbers and percentages shown include the shares of common stock that each named stockholder has the right to acquire within 60 days of October 30, 2001. In calculating percentage of ownership, all shares of common stock that the named stockholder has the right to acquire upon exercise of options or warrants within 60 days of October 30, 2001 are deemed to be outstanding for the purpose of computing the percentage of common stock owned by such stockholder, but are not deemed to be outstanding for the purpose of computing the ownership percentage of any other stockholder.

         Includes, when applicable, shares owned of record by such person's minor children and spouse and by other related individuals and entities over whose shares of common stock such person has sole or shared voting control or power of disposition.
(3) Amounts do not include additional shares of common stock that may be issued to Mr. Burke during April 2002 pursuant to our merger agreement with CMI.See Item 12, "Certain Relationships and Related Transactions."
(4)      Includes 599,900 shares issuable upon exercise of options.
(5)      Includes 141,525 shares issuable upon exercise of options.
(6)      Includes 49,950 shares issuable upon exercise of options.
(7)      Includes 166,500 shares issuable upon exercise of options.
(8) Represents 8,404,268 shares of common stock. Amounts do not include 372,777,875 shares of common stock issuable to Birch Circle upon conversion of 298 shares of Series A preferred stock. Birch Circle has sole voting and dispositive power with respect to the shares of common stock and Series A preferred stock. The address of Birch Circle is c/o Citco Trustees (Cayman) Limited, Commercial Centre, P.O. Box 31106 SMB, Grand Cayman, Cayman Islands, British West Indies.
(9) E-Pawn.com, Inc. has sole voting and dispositive power with respect to the shares of common stock.The address for E-Pawn.com, Inc. is 2855 University Drive, Suite 200, Coral Springs, Florida 33065.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During November 1998, we entered into an agreement with Girmon Investment Co., Limited, a company that is 33% owned by Moty Hermon, a former member of our board of directors. Pursuant to the agreement, Girmon performed corporate finance advisory services for our company through October 2001. As consideration for services performed on our behalf, we issued to Girmon 500,000 shares of our common stock at $0.25 per share.

         Mr. Burke was the former chief executive officer and principal owner of Computer Marketplace, Inc. During April 2000, we acquired Computer Marketplace, Inc., pursuant to an Agreement and Plan of Reorganization whereby CMI became our wholly owned subsidiary. We completed the merger through consideration consisting of: (a) 1.4 million shares of our common stock; (b) a cash payment of $1.5 million; and (c) a promissory note for $1.0 million at 6%, payable in equal annual installments at the first and second anniversaries of the merger. Pursuant to the merger, we agreed to issue additional shares of our common stock to the former shareholders of CMI, including Mr. Burke, in the event the price of our common stock, as quoted on the OTCBB, fell below $2.50 on the first two anniversaries of the closing of the merger. As a result, during June 2001, we issued 13,625,000 additional shares of common stock to Mr. Burke. We will be required to issue to Mr. Burke additional shares of our common stock during April 2002 if the price of our common stock does not increase above $0.27 per share.

     During fiscal 2000, Mr. D. Forde provided us with related party notes payable of approximately $101,000. The notes are non-interest bearing, unsecured, and have no specified date for repayment. During fiscal 2001, we made principal payments of approximately $112,400 to Mr. Forde, and Mr. Forde advanced additional principal to us of approximately $134,500. As of June 30, 2001, we owed Mr. Forde approximately $123,100 on these notes.

     During fiscal 2000, Messrs. D. Forde, L. Forde, Caminiti, Straatsma, and Ms. Michelle Michalow, a former shareholder of Pinneast, guaranteed up to $1.0 million of operating capital on an as-needed basis to assure the continued growth and success of our company. The letter agreement expired during October 2001.

         During November 2000, we sold 1,170,000 shares of our common stock to Mr. Burke at $0.20 per share, generating total cash proceeds of $234,000.

         We believe that all of the related party transactions listed above were provided on terms no less favorable to us than could have been obtained from unrelated firms or third parties. All future transactions between us and our officers, directors, and principal stockholders are expected to be on terms no less favorable to us than could be obtained from unaffiliated persons.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit No.    Description of Exhibit
-------------  -----------------------------------------------------------------

    2.1        Plan of Reorganization  and Agreement of Merger,  dated April 14,
               2000, by and between Computer Marketplace,  Inc., David R. Burke,
               Sr.,  Betty  Des  Meules,  Cobra  Technologies,   Inc.,  and  CMI
               Acquisition Corp. (1)
    3.1        Articles of Incorporation, including all amendments
    3.2        Bylaws (2)
    4.1        Specimen of common stock certificate
    4.2        Terms of Series A Convertible Preferred Stock (3)
    4.3        Warrant Certificate issued to Wellington Capital Corporation (4)
   10.1        Lease  Agreement  dated May 11,  1999,  between  Sawgrass  Realty
               Holdings, Inc. and the Registrant (5)
   10.2        1999 Stock option Plan (6)
   10.3        Employment Agreement dated March 1, 1999 and amended as of August
               24, 1999 by and between the Registrant and Lionel Forde (7)
   10.4        Employment Agreement dated March 1, 1999 and amended as of August
               24,  1999  and  further  on  June  1,  2000  by and  between  the
               Registrant and Douglas H. Forde (8)
   10.5        Merger Agreement dated May 25, 1999 by and between Pinnacle East,
               Inc., Mitchell D. Smith, Steven R. Lounsberry, and the Registrant
               (9)
   10.6        Employment  Agreement  dated  June  1,  2000 by and  between  the
               Registrant and David C. Langle (10)
   10.7        Series A Convertible  Stock Purchase  Agreement dated as of April
               7, 2000 among the Registrant and Birch Circle LLC (11)
   10.8        Registration  Rights  Agreement dated as of April 7, 2000 between the Registrant and Birch Circle LLC
   10.9        Security Agreement (12)
   10.10       Intellectual Property Security Agreement (13)
   10.11       Stock Pledge Agreement (14)
   10.12       Employment  Agreement  dated  April 10,  2000 by and  between the
               Registrant and David R. Burke, Sr.
   10.13       Financing   Agreement  dated  August  7,  2001  between  Computer
               Marketplace, Inc. and Rosenthal & Rosenthal, Inc.
   21          Subsidiaries of the Registrant

--------------------
(1) Incorporated by reference to Exhibit 2 of the Registrant's Form 10-SB filed with the Commission on December 29, 1999.
(2) Incorporated by reference to Exhibit 3.1 of the Registrant's Form 10-SB filed with the Commission on December 29, 1999.
(3) Incorporated by reference to Exhibit 10.8(a) of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000 filed with the Commission on October 18, 2000.
(4) Incorporated by reference to Exhibit 10.8(f) of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000 filed with the Commission on October 18, 2000.
(5) Incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-SB filed with the Commission on December 29, 1999.
(6) Incorporated by reference to Exhibit 4 of the Registrant's Form 10-SB filed with the Commission on December 29, 1999.
(7) Incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-SB filed with the Commission on December 29, 1999.
(8) Incorporated by reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000 filed with the Commission on October 18, 2000.
(9) Incorporated by reference to Exhibit 10.4 of the Registrant's Form 10-SB filed with the Commission on December 29, 1999.

(10)          Incorporated  by reference  to Exhibit  10.7 of the  Registrant's
               Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000 filed with the Commission on October 18, 2000.
(11) Incorporated by reference to Exhibit 10.8(b) of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000 filed with the Commission on October 18, 2000.
(12) Incorporated by reference to Exhibit 10.8(c) of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000 filed with the Commission on October 18, 2000.
(13) Incorporated by reference to Exhibit 10.8(d) of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000 filed with the Commission on October 18, 2000.
(14) Incorporated by reference to Exhibit 10.8(e) of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000 filed with the Commission on October 18, 2000.

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CELEXX CORPORATION



                               By:  /s/ David R. Burke, Sr.
                               -------------------------------------------------
                               David R. Burke, Sr.
                               Chairman of the Board and Chief Executive Officer


Date:  October 31, 2001

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Capacity                             Date

/s/ David R. Burke, Sr.     Chairman of the Board and Chief    October 31, 2001
--------------------------- Executive Officer (Principal
David R. Burke, Sr.         Executive Officer)


/s/ David C. Langle         Vice President Finance (Principal  October 31, 2001
--------------------------- Accounting and Financial Officer)
David C. Langle

/s/ Vincent Caminiti        President, Chief Operating         October 31, 2001
--------------------------- Officer, and Director
Vincent Caminiti

/s/ Lionel Forde            Director                           October 31, 2001
----------------------------
Lionel Forde

/s/ Douglas H. Forde        Director                           October 31, 2001
---------------------------
Douglas H. Forde

/s/ William Lerner          Director                           October 31, 2001
---------------------------
William Lerner

                          INDEX TO FINANCIAL STATEMENTS

                       CELEXX CORPORATION AND SUBSIDIARIES



Independent Auditors' Report.................................................F-2

Consolidated Balance Sheets..................................................F-3

Consolidated Statements of Operations and Comprehensive Loss.................F-4

Consolidated Statements of Stockholders' Equity..............................F-5

Consolidated Statements of Cash Flows........................................F-7

Notes to Consolidated Financial Statements...................................F-9

                           INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
CeleXx Corporation
Coral Springs, Florida

We have audited the accompanying consolidated balance sheets of CeleXx Corporation and Subsidiaries, as of June 30, 2001 and 2000, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the year ended June 30, 2001, the six months ended June 30, 2000 and the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CeleXx Corporation and Subsidiaries, as of June 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for the year ended June 30, 2001, the six months ended June 30, 2000 and the year ended December 31, 1999, in conformity with auditing principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2(A) to the consolidated financial statements, the Company incurred losses of approximately $5,712,000 and $3,195,000 for the year ended June 30, 2001 and for the six months ended June 30, 2000, respectively. Additionally, the Company had a working capital deficiency of approximately $1,125,000 at June 30, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management's plans with respect to these matters are described in Note 2(A). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                             /s/   Feldman Sherb & Co., P.C.
                                                   ----------------------------
                                                   Feldman Sherb & Co., P.C.
                                                   Certified Public  Accountants


New York, New York
October 31, 2001

                       CELEXX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                               ASSETS                 June 30,          June 30,
                                                       2001               2000
                                                    -----------      -----------
CURRENT ASSETS:
    Cash                                            $   209,281     $   522,471
    Accounts receivable, net of allowance for
         doubtful accounts of $72,000 and $30,000     2,588,495       2,212,298
    Inventory                                           213,353         422,744
    Prepaid taxes                                             -         207,082
    Other current assets                                 15,537          26,745
                                                    -----------      -----------
TOTAL CURRENT ASSETS                                  3,026,666       3,391,340

PROPERTY AND EQUIPMENT, NET                             503,005         291,780

MARKETABLE SECURITIES                                         -         437,000

GOODWILL AND OTHER
INTANGIBLE ASSETS, NET                                4,009,304       3,999,251

OTHER ASSETS                                             31,712          53,008
                                                    -----------      -----------
                                                   $  7,570,687     $ 8,172,379
                                                    ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses          $  2,620,273     $ 1,301,472
    Note payable and advances - related parties         945,066       1,041,500
    Line of credit - short term portion                 202,666       1,093,811
    Advances from stockholder                           127,704         100,886
    Other liability                                     256,027          46,027
    Deferred revenue                                          -         112,596
                                                   ------------      -----------
    TOTAL CURRENT LIABILITIES                         4,151,736       3,696,292
                                                   ------------      -----------
LINE OF CREDIT - long term portion                            -          71,631
                                                   ------------      -----------
COMMITMENTS AND CONTINGENCIES                                 -               -

STOCKHOLDERS' EQUITY:
    Preferred stock,$.001 par value,20,000,000 shares
      authorized; 305 and 350 shares issued
      and outstanding, respectively                           -               -
    Common stock, $.001 par value, 100,000,000 shares
      authorized; 48,859,480 and 15,619,696 shares
         issued and outstanding, respectively            48,859          15,620
    Additional paid-in capital                       17,825,283      12,501,778
    Unamortized stock compensation                   (3,325,636)     (1,132,083)
    Other comprehensive loss- unrealized loss on
         marketable securities                                -      (1,563,000)
    Accumulated deficit                             (11,129,555)     (5,417,859)
                                                  --------------    ------------
    TOTAL STOCKHOLDERS' EQUITY                        3,418,951       4,404,456
                                                  --------------    ------------
                                                 $    7,570,687     $ 8,172,379
                                                  ==============    ============

                See notes to consolidated financial statements.

                       CELEXX CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS




                                                      Six Months
                                      Year Ended         Ended       Year Ended         Year Ended
                                      June 30,2001    June 30,2000  December 31,1999   June 30,2000
                                      -------------   -------------  ---------------    ------------
                                                                                       - unaudited -

REVENUE                              $ 20,528,653    $ 3,565,274     $    680,989      $ 4,020,232
COST OF REVENUE                        15,502,903      2,533,929          353,140        2,792,873
                                     -------------    ------------   --------------    ------------
GROSS PROFIT                            5,025,750      1,031,345          327,849        1,227,359

OPERATING EXPENSES
  Selling, general and
     administrative expenses            5,569,134      1,797,824        1,390,872        2,939,187
  Depreciation and amortization
     of goodwill, intangibles and
     stock compensation                 2,179,140      1,901,815          683,420        2,012,211
                                     --------------  -----------     --------------    ------------
                                        7,748,274      3,699,639        2,074,292        4,951,398

LOSS FROM OPERATIONS                   (2,722,524)    (2,668,294)      (1,746,443)      (3,724,039)

OTHER INCOME (EXPENSES):
    Interest expense                     (215,845)       (27,047)         (67,754)         (95,801)
    Other expense                         ( 98,327)            -                -                -
    Provision for uncollectible loan
       receivable                                -      (500,000)               -         (500,000)
    Settlement of litigation                     -             -          (91,200)         (91,200)
    Write-down on marketable securities (2,675,000)            -                -                -
                                     --------------  -------------   --------------    ------------
TOTAL OTHER EXPENSES                    (2,989,172)      (527,047)       (159,954)        (687,001)
                                     --------------  -------------   --------------    ------------
NET LOSS                                (5,711,696)    (3,195,341)     (1,906,397)      (4,411,040)

    Dividends on preferred stock           210,000         46,027                           46,027
                                     --------------  -------------   --------------    ------------
NET LOSS APPLICABLE TO COMMON
   STOCKHOLDERS                      $  (5,921,696)   $(3,241,368)   $ (1,906,397)     $(4,457,067)
                                     ==============  =============   ==============    ============

NET LOSS                             $  (5,711,696)   $(3,195,341)   $ (1,906,397)     $(4,411,040)

OTHER COMPREHENSIVE LOSS:
    Unrealized holding loss on
      Marketable securities                      -     (1,563,000)              -       (1,563,000)
                                     --------------  -------------   --------------    ------------
COMPREHENSIVE LOSS                     $(5,711,696)   $(4,758,341)   $ (1,906,397)     $(5,974,040)
                                     ==============  ==============  ==============    ============
NET LOSS PER COMMON SHARE
   - basic                             $     (0.21)   $     (0.24)   $      (0.23)     $     (0.38)
                                     ==============  ==============  ==============    ============
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - basic                   27,958,272     13,725,970       8,357,005       11,741,514
                                     ==============  ==============  ==============    =============


                 See notes to consolidated financial statements.

                       CELEXX CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                           Convertible
                        Preferred Stock       Common Stock
                        -----------------  ----------------- Additional        Unamortized  Other                     Total
                        Number of          Number of          Paid-in  Deferred  Stock    Comprehensive Accumulated  Stockholders'
                        Shares    Amount   Shares     Amount  Capital  Financing Compensation Loss        Deficit       Equity
                        ---------  ------  ---------  ------- ---------  ------- ----------- ----------  ----------  ----------


Balance, January 1, 1999       -  $  -     4,500,000 $4,500  $ 211,621  $     -  $     -  $          -  $ (316,121) $ (100,000)

Shares issued in
 conjunction with merger       -     -       200,000    200       (200)       -        -             -           -           -

Issuance of common stock
 for exchange                  -     -       713,475    713   (160,342)       -        -             -           -    (159,629)

Acquisition of subsidiary      -     -       500,000    500    749,250        -        -             -           -     749,750

Retirement of related
 party debt                    -     -     1,733,333  1,734    446,907        -        -             -           -     448,641

Shares issued for
 consulting services           -     -       500,000    500    124,500        -        -             -           -     125,000

Sale of common stock           -     -       860,250    860    859,390        -        -             -           -     860,250

Issuance of stock for cash
  and services                 -     -       300,000    300    299,700        -        -             -           -     300,000

Shares issued for
 deferred financing services   -     -       400,000    400    249,600 (250,000)       -             -           -           -

Shares issued to
 retire debt                   -     -       400,000    400    183,600        -        -             -           -     184,000

Shares issued in legal
 settlement                    -     -       150,000    150     91,050        -        -             -           -      91,200

Shares issued for services     -     -       650,000    650    161,850        -        -             -           -     162,500

Net loss                       -     -             -      -          -        -        -             -   (1,906,397)(1,906,397)
                        ---------  ------  ---------  ------   --------  -------  -------  ------------  ----------  ----------

Balance, December 31, 1999     -     -    10,907,058 10,907  3,216,926 (250,000)       -             -   (2,222,518)   755,315

                See notes to consolidated financial statements.

                       CELEXX CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       Convertible Preferred
                             Stock            Common Stock                                      Other                     Total
                         -----------------  ----------------- Additional           Unamortized  Compre-                Stockholders'
                         Number of          Number of          Paid-in   Deferred    Stock      hensive   Accumulated     Equity
                         Shares    Amount   Shares     Amount  Capital   Financing Compensation  Loss       Deficit
                        ---------  ------   --------  ------- ---------  --------- ------------  -------  -----------  ----------
Issuance of Common Stock
 for services                  -   -    2,290,555   $2,291 $3,148,974$(260,400)  $(1,132,083)          -            -   $1,758,782

Sale of
 preferred stock             350   -           -        -   2,634,327  510,400             -           -            -    3,144,727

Exchange of stock for
 marketable securities         -   -    1,000,000   1,000   1,999,000        -             -           -            -    2,000,000

Sale of common stock           -   -       22,083      22       9,978        -             -           -            -       10,000

Acquisition of subsidiary      -   -    1,400,000   1,400   1,538,600        -             -           -            -    1,540,000

Accrual of preferred stock
 dividend payable              -   -            -       -     (46,027)       -             -           -            -      (46,027)

Unrealized loss on marketable
 securities                                     -       -           -        -             -  (1,563,000)           -   (1,563,000)

Net loss                       -   -            -       -           -        -             -           -   (3,195,341)  (3,195,341)
                          ------ ----- ----------- ------- -----------  ------- ------------- ----------  -----------  ----------
Balance, June 30, 2000       350   -    15,619,696  15,620  12,501,778       -    (1,132,083) (1,563,000)  (5,417,859)   4,404,456

Issuance of common stock
 to senior executives
  for services                 -   -     7,700,000   7,700   2,887,700       -    (2,895,400)          -            -            -

Sale of common stock           -   -     1,170,000   1,170     232,830       -             -           -            -      234,000

Sale of common stock
 pursuant to Employee
  Stock Purchase Plan          -   -        14,163      14       2,238       -             -           -            -        2,252

Shares issued in settlement
 of lawsuits                   -   -     2,443,684   2,444     621,515       -             -           -            -      623,959

Write-down on marketable
 securities                    -   -           -       -             -       -              -  1,563,000            -    1,563,000

Contingent shares issued
 pursuant to acquisitions      -   -    14,668,210  14,668     732,500       -             -           -            -      747,168

Shares issued to retire
 related party debt            -   -     1,600,000   1,600      84,800       -             -           -            -       86,400

Shares awarded to employees    -   -           300       -          75       -             -           -            -           75

Shares issued to settle
 accounts payable              -   -        72,500      73      17,072       -             -           -            -       17,145

Issuance of common stock
 for services                 -   -      3,641,445   3,641     943,204       -      (838,799)          -            -      108,046

Issuance of common stock for
transaction breakup            -   -       250,000     250      13,250       -             -           -            -       13,500

Conversion of preferred stock
to common Stock              (45)  -     1,679,482   1,679      (1,679)      -             -           -            -            -

Accrual of preferred stock
 dividend payable             -    -           -         -    (210,000)      -             -           -            -     (210,000)

Amortization of stock
compensation                 -     -           -         -           -       -     1,540,646           -            -    1,540,646

Net loss                     -     -           -         -           -       -             -           -   (5,711,696)  (5,711,696)
                       ---------  ----- ---------  -------  ----------  -------  -----------    --------- ------------  -----------

Balance, June 30, 2001     305 $   -    48,859,480 $48,859 $17,825,283    $  -   $(3,325,636)          - $(11,129,555  $ 3,418,951
                       =========  ===== =========  =======  ==========  =======  ===========    ========= ============  ===========


                 See notes to consolidated financial statements.

                      CELEXX CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Six Months
                                                    Year Ended      Ended       Year Ended       Year Ended
                                                    June 30,2001 June 30,2000 December 31,1999   June 30,2000
                                                   ------------  ------------ ----------------   -----------
                                                                                                 - unaudited -
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $ (5,711,696)  $ (3,195,341)   $ (1,906,397)   $(4,411,040)
                                                   -------------  -------------- ---------------- ------------
  Adjustments to reconcile net loss to net cash
     used in operations:
        Provision for doubtful accounts receivable       42,000              -               -              -
        Depreciation and amortization                 1,109,528        156,708         125,920        267,104
        Write-down on impairment of asset                24,915              -               -              -
        Common stock issued for transaction break-up     13,500              -               -              -
        Common stock issued for interest                      -              -          49,000         49,000
        Common stock issued in legal settlement               -              -          91,200         91,200
        Common stock issued for services              1,069,612      1,758,782         557,500      2,116,282
        Provision for uncollectible loan receivable           -        500,000               -        500,000
        Write-down on marketable securities            2,675,000            -                -              -

  Changes in assets and liabilities net of effects
   from acquisition:
     Accounts receivable                               (418,197)       116,951         118,531        157,502
     Inventory                                           99,409        187,951               -        187,951
     Other current assets                               218,290         (8,500)              -         86,622
     Other assets                                        21,296              -         (42,850)        53,150
     Accounts payable and accrued expenses            1,578,725        409,946        (133,716)       287,707
     Deferred revenue                                  (112,596)        12,082          87,384         93,466
                                                  --------------  --------------  ---------------  ------------
                                                      6,321,482      3,133,920         852,969      3,889,984
                                                  --------------   -------------  ---------------  ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     609,786        (61,421)     (1,053,428)      (521,056)
                                                  --------------   -------------  ---------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash acquired in acquisition                              -        533,159           8,251        533,159
    Cash utilized in acquisition                              -     (1,650,450)              -     (1,650,450)
    Loan receivable to third party                            -       (500,000)              -       (500,000)
    Marketable securities                                     -              -               -         51,000
    Acquisition of software marketing rights                  -              -        (112,554)      (112,554)
    Deferred acquisition costs                                -              -         (50,000)       (50,000)
    Capital expenditures                              (138,241)       (221,947)        (34,148)      (215,109)
                                                  --------------   -------------   --------------  ------------
NET CASH USED IN INVESTING ACTIVIES                   (138,241)     (1,839,238)       (188,451)    (1,943,954)
                                                  --------------   -------------   --------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock                               236,257          10,000         890,250         10,000
    Net proceeds from sale of convertible
preferred stock                                              -       3,144,727               -      3,144,727
    Capital contributions                                    -               -               -       (197,365)
    Line of credit, net                               (962,776)       (848,570)         14,902       (763,382)
    Net (payments)/borrowings from related parties     (96,434)        (58,500)        492,654        472,134
    Increase in due to related parties                  38,218          37,791         (18,245)        37,791
                                                  --------------   -------------   --------------  ------------
NET CASH (USED IN)PROVIDED BY FINANCING ACTIVITIES    (784,735)      2,285,448       1,379,561      2,703,905
                                                  --------------   -------------   --------------  ------------
NET INCREASE (DECREASE) IN CASH                       (313,190)        384,789         137,682        238,895

CASH - beginning of period                             522,471         137,682               -        283,576
                                                  --------------   -------------   --------------  ------------
CASH - end of period                              $    209,281     $   522,471     $   137,682      $ 522,471
                                                  ==============   =============   ==============  ============

                 See notes to consolidated financial statements.

                       CELEXX CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  Six Months
                                                    Year Ended      Ended       Year Ended       Year Ended
                                                    June 30,2001 June 30,2000 December 31,1999   June 30,2000
                                                   ------------  ------------ ----------------   -----------
                                                                                                 - unaudited -
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for interest        $    185,901  $    12,579        $    19,754  $    32,333
                                                   =============  =============  ===============  ============
Non-cash investing and financing activities:


    Note payable issued in acquisition              $        -     $ 1,000,000       $   100,000  $ 1,000,000
                                                    =============  =============   ============== ============

    Common stock issued for acquisitions            $    747,168   $ 1,540,000       $   500,000  $ 1,540,000
                                                    =============  =============   ============== ============

    Conversion of debt to common stock              $       -      $     -           $   583,640  $      -
                                                    =============  =============   ============== ============

    Fair value of assets acquired                   $       -      $  3,450,360      $   248,381  $ 3,450,360
                                                    =============  =============   ============== ============

    Liabilities assumed in acquisition              $       -      $  2,011,124      $   487,727  $ 2,011,124
                                                    =============  =============   ============== ============
    Common stock issued to pay related party
         advances and miscellaneous accounts
         payable                                    $    104,125   $       -         $     -      $     -
                                                    =============  =============   ============== ============
    Common stock issued for compensation
         and services                               $  3,842,245   $       -         $     -      $     -
                                                   =============  =============   ==============  ============

   Common stock issued in settlement of lawsuit     $    623,959   $       -         $     -      $     -
                                                    =============  =============   ============== ============

    Accrued dividends payable on preferred stock    $    210,000   $     46,027      $     -      $   46,027
                                                    =============  =============   ============== ============

   Common stock issued on conversion of
        preferred stock                             $      1,679   $      -          $     -      $     -
                                                    =============  =============   ============== ============



                 See notes to consolidated financial statements.

                       CELEXX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED JUNE 30, 2001, SIX
                        MONTHS ENDED JUNE 30, 2000, YEAR
                         ENDED DECEMBER 31, 1999 AND THE
                            YEAR ENDED JUNE 30, 2000
                                   (UNAUDITED)




1. ORGANIZATION

CeleXx Corporation ("CeleXx" or the "Company") is the successor entity formed by the acquisition of Cobra Technologies International, Inc. ("International") by Spectrum Ventures, Inc. ("Spectrum"). International was incorporated in the State of Delaware on July 10, 1998.

On February 18, 1999, for accounting purposes, the acquisition has been treated as a reverse acquisition, with International as the accounting acquirer. The historical financial statements included herein are those of International.
Subsequent to the acquisition, Spectrum, a publicly held "shell" Nevada Corporation and the legally surviving parent company, ultimately changed its name to CeleXx Corporation.

The Company acquires, develops, integrates and manages select private businesses that produce, service, maintain or support the information technology industry.


On May 25, 1999 CeleXx acquired through its wholly owned subsidiary, Pinneast.com, Inc. ("Pinneast"), all the outstanding shares of Pinnacle East, Inc. ("Pinnacle"), a South Carolina Corporation, engaged in the development of multimedia educational and programs for industry and government.


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





2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


A. Basis of Presentation - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses of approximately $5,712,000 and $3,195,000 for the year ended June 30, 2001 and for the six months ended June 30, 2000, respectively. Additionally, the Company had a working capital deficiency of approximately $1,125,000 at June 30, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management is actively pursuing debt and/or equity financing and is continually evaluating the Company's operations, however, any results of their plans and actions cannot be assured. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

B. Principles of consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. The accounts of Pinneast and CMI have been included from their dates of acquisitions of May 25, 1999 and April 14, 2000, respectively. All material intercompany transactions have been eliminated.


C. Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the stated amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


D. Cash and cash equivalents - The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.


E. Fair value of financial instruments - The carrying amounts reported in the balance sheet for cash, receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.


F. Marketable securities - Investments in marketable securities are classified as available-for-sale and are recorded at fair value with any unrealized holding gains or losses included in other accumulated comprehensive loss, which is a component of stockholders' equity.


G. Property and equipment - Property and equipment are stated at cost and are depreciated over their estimated useful lives which, for automobiles, furniture and fixtures, equipment and computer hardware, range principally from 3 years to 7 years on the straight-line basis. Software acquired prior to commencement of its complete installation is capitalized and will be amortized over one year when placed in service. Leasehold improvements are written-off on an accelerated basis over the term of the lease.


H. Intangible assets - Intangible assets represent goodwill, customer lists, trademarks and trade names from acquisitions. These assets are amortized on a straight-line basis over 7 to 10 years. Additionally, the Company recorded the costs incurred in acquiring the marketing rights to certain software products. This license is being amortized over 3 years.


I. Impairment of long-lived assets - The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At June 30, 2001, the Company believes that there has been no impairment of its long-lived assets.

J. Unamortized stock compensation costs - Unamortized stock compensation costs are recorded in connection with common stock issued to employees and advisors for future services and is amortized over the period of agreements, ranging from 2 to 5 years.

K. Revenue recognition - Revenue is recognized as services are provided. Deferred revenue arises from the pro-ration of the revenue provided by the services of the Company's Pinneast and CMI subsidiaries. These contracts are generally completed in one year or less.

L. Stock based compensation - The Company accounts for stock transactions in accordance with APB Opinion No. 25 "Accounting for Stock Issued to Employees." Additionally, the Company has adopted the pro forma disclosure requirements of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation".

M. Income taxes - Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. A valuation allowance related to deferred tax assets is also recorded when it is probable that some or all of the deferred tax assets will not be realized.

N. Net loss per share - Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Stock options and convertible preferred stock have been excluded as common stock equivalents in the diluted earnings per share because they are either anti-dilutive, or their effect is not material.

O. Segment disclosure - The Company uses the "management approach" model for segment reporting which is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance.

P. Comprehensive loss - Comprehensive income (loss) is comprised of net loss and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions.

Q. New accounting pronouncements - In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30,2001 be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that the amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. The provisions of SFAS No.142 will be effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 141 and No. 142 immediately with regard to business combinations initiated after June 30, 2001.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS 144 supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provision of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS 144 are: (1) removes goodwill from its scope and, therefore, eliminates the requirements of SFAS 121 to allocate goodwill to long-lived assets to be tested for impairment, and (2) describes a probability-weighted cash flow estimation approach to deal with situations in which alternative course of action to recover the carrying amount of a long-lived assets are under consideration or a range is estimated for the amount of possible future cash flows. The Company has not yet determined the effect SFAS 144 will have on its consolidated financial position or results of operations.

R. Reclassification - Certain reclassifications have been made in prior years financial statements to conform to classifications used in the current years.

S. Unaudited financial statements - The accompanying unaudited consolidated financial statement of operations and cash flows for the year ended June 30, 2000, have been prepared in accordance with generally accepted accounting principles for interim financial information and, in the opinion of the Company, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation thereof. These statements and related notes to the financials are provided for comparative purposes with the historical financial statements and notes thereto.


3. MARKETABLE SECURITIES

At December 31, 2000, the Company determined that the carrying value of its investment in E-Pawn.Com, Inc. (see Notes 10 and 14), exceeded its net realizable value in the marketplace, and that the decline in value was judged to be other than temporary. As a result, the Company wrote off the remainder of the investment, resulting in a non-recurring charge of $2,675,000 against earnings for the year.


4. PROPERTY AND EQUIPMENT, NET
                                                                    Six Months
                                                   Year Ended          Ended
                                                  June 30, 2001    June 30, 2000
                                                  ------------     -------------
   Automobiles                                    $   41,458         $   35,659
   Furniture and Fixtures                             47,778             40,767
   Equipment                                         310,429            272,564
   Leasehold Improvements                             36,694             36,694
   Software                                          270,606            183,040
   Computer equipment,
      available for resale                           109,982                  -
                                                  ------------      ------------
                                                  $  816,947         $  568,724
   Less: Accumulated depreciation
            and amortization                       ( 313,942)        (  276,944)
                                                  -----------       ------------
                                                  $  503,005         $  291,780
                                                  ===========       ============

Depreciation expense for the year ended June 30, 2001, the six months ended June 30, 2000 and year ended December 31, 1999 was $36,998, $13,675 and $6,231, respectively.

5. ACQUISITIONS


The following table summarizes the acquisitions of Pinneast and CMI:


 Purchase Price                              Pinneast          CMI
 --------------                              --------      ----------

 Cash                                      $     -         $1,500,000

 Common stock, 500,000 and 1,400,000
 Shares issued, respectively                  750,000       1,540,000

 Note Payable                                 100,000       1,000,000

 Brokerage and legal costs                       -            200,940

 Additional issuance of common stock,
 1,043,210 and 13,625,000 shares,
 respectively (see Note 10)                   158,568         588,560
                                            ----------      ---------
Total Purchase Price                        1,008,568       4,829,500



Less: Fair Market value of
Assets acquired                              (248,381)     (3,450,360)
Liabilities assumed                           487,727       2,011,124
                                          ------------      ---------

Cost in excess of net book value
of assets acquired (principally goodwill)  $1,247,914     $ 3,390,264
                                           ==========     ===========

Amortization expense on goodwill and other intangibles for the year ended June 30, 2001, the six months ended June 30, 2000 and the year ended December 31, 1999 was $493,450, $143,033 and $119,689, respectively.




The following unaudited pro-forma information reflects the results of operations of the Company as though the acquisitions had been consummated as of January 1, 1999.


                                     Six Months
                       Year Ended      Ended       Year Ended        Year Ended
                      June 30,2001  June 30,2000  December 31,1999  June 30,2000
                       -----------  -----------   ----------------  ------------


Revenue               $20,528,653   $7,586,276    $ 16,980,192      $18,527,872
                       ==========   ===========   =============      ===========

Net loss              $(5,711,696)  $(3,177,469)  $ (1,832,431)     $(4,508,822)
                       ==========   ===========   =============      ===========

Net loss per share    $    (0.21)   $   (0.21)    $     (0.19)      $     (0.32)
                       ==========   ===========   =============      ===========

6. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS




a. Cash - The Company maintains cash balances at several commercial banks. Accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation up to $100,000.


b. Accounts receivable - The concentration of credit risk in the Company's accounts receivable is mitigated by the Company's credit evaluation process, credit limits, monitoring procedures and reasonably short term collections. Credit losses have been within management's expectations and the Company does not require collateral to support the accounts receivable. During the year ended June 30, 2001, the six months ended June 30, 2000 and the year ended December 31, 1999, seven customers, two customers and three customers, respectively, accounted for approximately 57%, 27% and 42%, respectively, of the Company's revenues. These customers accounted for approximately 64% and 22% of the Company's outstanding accounts receivable at June 30, 2001 and 2000, respectively.



7. SEGMENT INFORMATION


The Company, through its two subsidiaries has two principal segments, the development of multimedia educational training programs for industry and government through Pinneast, and network systems and telephony consulting through CMI.


Segment information for the year ended June 30, 2001 and the six months ended June 30, 2000 are as follows:




                          Multimedia     Network
                          Education      Systems     Corporate(1)       Total
                         ------------  ------------  ----------     ------------
2001:

Revenue                $  2,307,693    $ 18,220,960  $     -        $20,528,653
                         ============  ============  ===========    ============
Segment (Loss) Profit  $    578,120    $    618,034  $(6,907,850)   $(5,711,696)
                         ============  ============  ===========    ============
Depreciation and
   Amortization        $     16,704    $     7,629  $ 1,085,195     $ 1,109,528
                         ============  ============  ===========    ============

Total Assets           $  1,477,576    $  3,278,512  $ 2,814,599    $ 7,570,687
                         ============  ============  ===========    ============


2000:

Revenue                $    826,996    $  2,738,278  $     -        $ 3,565,274
                         ============  ============  ===========    ============
Segment (Loss) Profit  $    (71,447)   $     21,126  $(3,145,020)   $(3,195,341)
                         ============  ============  ===========    ============
Depreciation and
   Amortization        $      8,245    $      3,750  $   144,713    $   156,708
                         ============  ============  ===========    ============
Total Assets           $  1,096,341    $  2,973,501  $ 4,102,537    $ 8,172,379
                         ============  ============  ===========    ============


(1) Corporate includes corporate general and administrative expenses, net interest expense, and other non-operating income and expense.

8. RELATED PARTY TRANSACTIONS

As of June 30, 2001 and 2000 CeleXx owes $127,704 and $100,886, respectively, to stockholders of the Company. The advances are non-interest bearing, unsecured and have no specified date for repayment.


At June 30, 2001 and 2000, the Company has a short term note due to the former stockholders of Pinnacle East, Inc. for $31,500 and $41,500, respectively.


At June 30, 2001 and 2000, the Company has a note due to the former stockholder of CMI for $913,566 and $1,000,000, respectively. The note is due in two annual payments on the first two anniversary dates of the closing of the CMI acquisition and bears interest at 6% per annum. The Company has secured an extension of payment from the note holder on the April 2001 installment until January 1, 2002.

9. LINES OF CREDIT

As of June 30, 2001,the Company's Pinneast subsidiary had three credit lines with aggregate availability of $300,000. As of June 30, 2001 and 2000 Pinneast has utilized $202,666 and $292,756, respectively, on such lines of credit which expire on November 10, 2003 and bear interest at 10.50% per annum. On July 20, 2001, these three credit lines were modified and combined into a single bank note of $200,972, payable in 47 monthly installments of principal and interest of $5,100, commencing August 20, 2001 to July 20, 2005. The modified note bears interest at the bank's prime rate plus 1.5%, and is secured by substantially all the assets of Pinneast and a corporate guaranty by the Parent.

The Company's CMI subsidiary had a line of credit with Finova Capital Corporation ("Finova") that terminated on February 9, 2001. The outstanding balance owed to Finova as of June 30, 2001 and 2000 was $0 and $944,317, respectively.

In August 2001, as a replacement for the line of credit with Finova, CMI entered into a two-year financing agreement for a $3 million secured Revolving Credit Line ("Credit Line") maturing in August 2003 from Rosenthal & Rosenthal, Inc. Availability under the Credit Line is based on a formula of eligible accounts receivable and inventory and allows for an increase in the credit facility to be considered. Borrowings bear interest at the prime rate plus 2% per annum and are secured by essentially all the assets of CMI, including accounts receivable, inventory, and general intangibles, and a corporate guaranty by the Company. The Credit Line also requires, among other conditions, compliance with certain covenants.

On October 16, 2000, the Company's former Chairman and principal stockholder along with four other officers and/or shareholders provided the Company with a letter of guaranty to jointly consent to lend the Company up to $1,000,000 on an as needed basis for a one-year period that expired in October 2001.

10. STOCKHOLDERS' EQUITY


Common Stock Issuances:


During the period January 1, 2000 to June 30, 2000 the Company issued 2,180,555 shares of its restricted common stock to various consultants for contracted services. The Company recorded $1,446,866 in compensation expense and unamortized stock compensation of $1,132,083 on certain consultants covered by three-year agreements to reflect these issuances. From such shares issued, 420,000 shares related to the preferred stock offering as further discussed. Additionally, the Company issued 110,000 shares of its common stock to settle outstanding claims resulting in the Company recording $209,000 of compensation expense to reflect such issuance.


On April 11, 2000 the Company issued 22,083 shares of its common stock to employees of its Pinneast subsidiary for proceeds of $10,000.


On April 13, 2000 the Company issued 1,000,000 shares to E-Pawn.com, Inc.("E-Pawn"). The Company received 1,000,000 shares of E-Pawn common stock in consideration for these shares. The investment was valued at $2.00 per share of the Company's common stock or $2,000,000.Additionally, on November 1, 2000,in connection with the settlement of a lawsuit between CeleXx and E-Pawn, the Company issued 2,250,000 shares of CeleXx restricted common stock to E-Pawn (see
Note 14). Of this issuance, 250,000 common shares were purchased from an executive into treasury under the cost method and simultaneously issued to E-Pawn.


On April 14, 2000 the Company issued 1,400,000 shares of its common stock for the acquisition of CMI (see Note 5).

In July 2000, the stockholders of the Company approved an increase in the number of common shares authorized from 20,000,000 shares to 100,000,000 shares.

On September 1, 2000, the Company issued 7,650,000 shares of the Company's common stock to two executives. Such shares were issued pursuant to the executives' employment agreements and are restricted from resale during the term of these agreements, which is five years. In addition, 50,000 shares of common stock were issued to an individual for services rendered. The Company recorded an increase to unamortized stock compensation of $2,895,400.

During the year ended June 30, 2001, the Company issued 3,641,445 shares of common stock to various consultants and an advertising/public relations company for financial, advertising and advisory services rendered. The aforementioned share issuances resulted in a charge to earnings of $108,046 and an increase in unamortized stock compensation of $838,799. The attorney for the financial consultants was issued 50,000 shares under the same arrangement for legal services provided.

On November 17, 2000 the Company sold 1,170,000 shares of restricted stock to an officer and director of the Company for total cash proceeds of $234,000.

The stock purchase agreements that the Company entered into with the former stockholders of Pinnacle and CMI, in its acquisition of these companies, provided for contingent consideration of additional shares to be issued if the Company's average stock price would be less than $2.00 and $2.50, respectively, at certain anniversary dates of the closing of the acquisitions. On March 20, 2001 and June 7, 2001,the Company settled on the issuances of the contingent shares to the former stockholders of Pinneast and CMI by issuing a total of 1,043,210 and 13,625,000 shares of restricted stock, respectively. The former stockholder of CMI is potentially due additional shares on the second anniversary date (April 14, 2002) based on the foregoing contingency price provisions.

On June 7, 2001 the Company issued 1,600,000 shares of restricted common stock to a related party in order to satisfy $86,400 of debt obligation.

Preferred Stock Issuance:

On April 7, 2000, the Company issued 350 shares of 6% Series A convertible preferred stock at $10,000 per share plus common stock purchase warrants and received net proceeds of $3,144,727. Each share of preferred stock is convertible into common stock at the lower of (a)$2.50, the closing bid price on the day preceding the original date of issuance of the preferred stock, or (b) 80% of the average closing bid price of the common stock for the five days preceding the date of conversion. The shares are convertible immediately upon the effectiveness of a registration statement covering the resale of the underlying shares of common stock. The Company may redeem in cash all or part of the shares of preferred stock at the redemption price of 125% of the principal amount of the shares to be redeemed plus all accrued and unpaid dividends, so long as the Company provides the holder of the preferred stock a 30-day period to convert its preferred stock to common stock. Under certain circumstances, the holder of preferred stock may require the Company to redeem in cash the preferred stock as well as any underlying common stock issued upon conversion of the preferred stock at 125% of the stated value(for the preferred stock) and the market value (for the common stock).


Dividends accrue daily at the rate of 6% per annum, whether or not earned or declared and whether or not there are profits or other funds of the Company legally available for the payment of dividends. Included in other liabilities are $256,027 and $46,027 of accrued dividends payable as of June 30,2001 and June 30,2000,respectively.


The Company filed a Registration Statement on Form SB-2 covering resale of the common stock underlying the convertible preferred stock that became effective on June 21, 2001. On the date of effectiveness, based on a conversion price of $0.043, the preferred stock holder would be entitled to convert its shares of preferred stock into a total of approximately 71,000,000 shares of common stock. As of June 30, 2001,the preferred stock holder has converted 45 shares of preferred stock plus accrued dividends into approximately 2.5 million common shares, of which approximately 825,000 shares were contributed from executives and other stockholders into treasury under the cost method and, 1.7 million were delivered in July 2001. Subsequent to June 30, 2000, 7 shares of preferred stock plus accrued dividends were converted into approximately 5.9 million shares of common stock.

In July 2000 the stockholders of the Company approved an increase in the number of preferred shares issuable from 1,000,000 shares to 20,000,000 shares, par value $.001, the terms of which may be determined at the time of issuance by the Board of Directors without further action by the stockholders.


Employee Stock Purchase Plan:

In January 2001, the Company implemented the 2001 Employee Stock Purchase Plan("ESPP"), subject to final approval by the stockholders at the next annual meeting of stockholders. The terms of the ESPP allow for qualified participants (as defined) to participate in the purchase of up to 3,000,000 shares of the Company's common stock at a price equal to 85% of the fair market value of the Company's common stock. During the period ended June 30, 2001, the Company issued 14,163 shares pursuant to the ESPP at an average price per common share of approximately $0.16.

Warrants:

As of June 30, 2001 and 2000, there were 1,466,667 and 466,667 warrants outstanding, respectively. Each non-transferable warrant is exercisable into one share of the Company's common stock at prices ranging from $1.00 to $3.54 over periods ranging from 3 to 5 years.

For the year ended June 30, 2001 the estimated fair value of the 1,000,000 warrants issued was $110,000 based upon the Black-Scholes valuation. At June 30, 2001, the weighted average exercise price and the average remaining contractual life of the outstanding warrants is $2.32 and 2.2 years , respectively.

11. EMPLOYMENT AGREEMENTS

The Company has an employment agreement with one of its officers, formerly its Chief Executive Officer, for a term of five years commencing June 1, 2000 with a base salary of $175,000 per annum. Additionally, the executive shall be entitled to grants of the Company's common stock as determined by the Board of Directors.


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

12. STOCK OPTION PLAN

On March 1, 1999 the Board of Directors (the "Board") adopted the CeleXx Corporation 1999 Stock Option Plan. As of June 30, 2001 the Board or CeleXx's compensation committee is authorized to issue to eligible persons as defined a maximum amount of 4,500,000 options under such plan.

Stock options granted and outstanding pursuant to the Stock Option Plan as of June 30, 2001 is as follows:


                                                         Weighted
                                        Exercise price   Average
                            Options     per share        Exercise Price
                            ---------  --------------   -------------
BALANCE AT JUNE 30, 2000        -             -            -

   Granted                  3,076,825  $0.285 - $0.50    $0.48

   Exercised                    -             -            -
                            ---------  --------------    -------------
BALANCE AT JUNE 30, 2001    3,076,825  $0.285 - $0.50    $0.48
                            =========  ==============    =============


The following table summarizes information about stock options outstanding at June 30, 2001:

---------------Outstanding-------------------  --- Options Exercisable-


Range of       Number        Average       Average   Number       Weighted
exercise       outstanding   remaining     exercise  exercisable  average
price                        contractual   price                  exercise
                             life (Yrs)                           price
----------      ---------   ----------    --------   -----------  ---------
$0.285-$0.50    3,076,825      1.8         $0.49     500,000      $0.50



The following information reflects the Company's pro forma loss information for the year ended June 30, 2001 as if the compensation expense associated with our stock plan had been recorded under the provisions of SFAS 123. Pro forma compensation expense has been determined based upon the estimated fair market value of the options at the date of grant. There were no options granted prior to the year ended June 30, 2001.


                  Net loss                  $6,029,950
                                            -----------
                  Basic and diluted
                     loss per share         $0.22
                                            -------------


The estimated fair value of each option grant is determined using the Black-Scholes option-pricing model with the following ranges of assumptions: expected term of 3 years; expected volatility of 200%; and expected risk-free interest rates of 6%. The weighted average estimated fair value of options granted during the year ended June 30, 2001 was $0.11.

13. INCOME TAXES

At June 30, 2001 the Company has a net operating loss carryforward for tax purposes totaling approximately $8,455,000 expiring in the years 2014 through 2021. The realization of future tax benefits from these net operating loss carryforwards may be subject to limitations on their utilization.

The components of net deferred tax asset are as follows:



                             June 30,      June 30,
                               2001          2000
                            -----------  ------------

Net operating loss
   carryforward             $3,382,000   $2,167,000
Write-down on marketable
   securities                1,070,000         -
Valuation Allowance         (4,452,000)  (2,167,000)
                            -----------  -----------

Net deferred tax asset      $      -      $     -
                            ===========  ===========


The deferred tax assets have been fully offset by a valuation allowance resulting from uncertainty surrounding their future realization.


The provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal income tax rate to income (loss) before provision for income taxes are as follows:



                                           Six Months
                              Year Ended      Ended      Year Ended
                               June 30,      June 30,    December 31,
                                 2001          2000          1999
                              -----------  ------------  ------------

Income tax benefit computed
   at statutory rate          $2,284,000    $1,280,000    $  763,000
Losses for which income tax
     benefit not utilized     (2,284,000)   (1,280,000)    ( 763,000)
                              -----------   ----------    ------------

Net income tax (benefit)      $     -       $    -        $
                              ===========   ==========    ============


14. COMMITMENTS AND CONTINGENCIES

Commitments:

Operating Leases:

CeleXx entered into a five-year lease for office space scheduled to commence May 2002 at a monthly base rental of $10,931. However, in October 2001, the Company announced its intention to consolidate and relocate its headquarters to the CMI subsidiary facilities and accordingly, has advised the landlord of its relocation and cancellation of the lease. The Company does not believe that it will incur any significant charge resulting from such cancellation, however, the Company's minimum future lease commitments has included the contracted lease amounts. The Company is currently leasing temporary office space at approximately $600 per month. Rent expense for the year ended June 30, 2001, the six months ended June 30, 2000 and the year ended December 31, 1999 was $64,773, $33,505 and $42,400, respectively.

The Company through its CMI subsidiary leases building space in Tewksbury, Massachusetts from a related party, under two separate lease agreements, the latest expiring in July 2003.The leases require total minimum monthly payments of $6,000 plus maintenance and operating costs. Total rent expenses (including common area maintenance) for the year ended June 30, 2001 and the six months ended June 30, 2000 was $90,673 and $20,489, respectively.

The Company through its Pinneast subsidiary leases building space in Columbia, South Carolina under a three-year lease. The lease requires minimum annual payments of $48,000 and expires in May 2004. Total rent expenses for the year ended June 30, 2001 and the six months ended June 30, 2000 was $37,547 and $12,706, respectively.

The Company has various leases for office furniture and equipment, which expire through April 2004.


Approximate minimum future lease commitments are as follows:


                              Years ending June 30,


                                      2002            $ 117,000
                                      2003              218,000
                                      2004              196,000
                                      2005              142,000
                                      2006              123,000
                                                       ----------
                                                      $ 796,000
                                                       ==========
Contingencies:

Settlements of Litigation:

On October 24, 2000, Celexx and E-Pawn.com, Inc. ("E-Pawn") entered into a Settlement and Release Agreement ("settlement") to settle the lawsuit that E-Pawn filed against Celexx and any claims that the companies may have had with respect to each other. The settlement provided for, among other things, the issuance of an additional 2,250,000 shares of the Company's restricted common stock to E-Pawn (E-Pawn already had been issued 1,000,000 shares). The Company was also required to cancel the $500,000 that was due from E-Pawn and return 1,000,000 shares of E-Pawn that it held and, issue to a shareholder of E-Pawn a warrant to purchase 250,000 shares of the Company's common stock at an exercise price of $2.50 per share; exercisable until October 20, 2003. The Company, in return, received 5,250,000 restricted shares of common stock of E-Pawn. The closing for the above described settlement and exchange of documents and shares occurred on November 22, 2000.

On March 27, 2001 the Company executed a Memorandum of Settlement with a vendor for a final judgement totaling $186,059 payable $10,000 at closing and the balance payable in monthly installments of $10,000 beginning May 1, 2001. As of June 30, 2001, the Company has paid $10,000 and no further collection efforts have proceeded.

The Company is also party to other matters of litigation and claims which the Company believes are normal in the course of its operations. While the results of such litigation and claims cannot be predicted with certainty, The Company believes the final outcome of such matters will not have a material adverse effect on its results of operations or financial position.


15. SUBSEQUENT EVENTS


On August 15, 2001 the Company and Fifth Street Capital Corporation, Wall Street Capital Communications Group, Inc. ("Wall Street") and certain principals of these companies, entered into a Settlement and Release Agreement to settle a notice of complaint against the Company for violation of federal and state securities laws, breach of consulting agreements with Wall Street and any claims that the companies and certain principals may have had with respect to each other. The settlement included unconditional releases and was subject to documentation and delivery of all considerations. The settlement provided for, among other things, the issuance of 2,000,000 shares of the Company's restricted common stock to Wall Street and $50,000 in cash, payable in two installments of $15,000 and $35,000 on or before August 23, 2001 and November 15, 2001, respectively. The Company was also required to provide piggyback registration rights on the settlement shares. To secure performance of the obligations of the Company pursuant to the settlement agreement, a company officer and director was required to grant to Wall Street a security interest in 2,000,000 shares of common stock of the Company held by such individual.

                                 Exhibit Index


Exhibit No.    Description of Exhibit
-------------  -----------------------------------------------------------------

    2.1        Plan of Reorganization  and Agreement of Merger,  dated April 14,
               2000, by and between Computer Marketplace,  Inc., David R. Burke,
               Sr.,  Betty  Des  Meules,  Cobra  Technologies,   Inc.,  and  CMI
               Acquisition Corp. (1)
    3.1        Articles of Incorporation, including all amendments
    3.2        Bylaws (2)
    4.1        Specimen of common stock certificate
    4.2        Terms of Series A Convertible Preferred Stock (3)
    4.3        Warrant Certificate issued to Wellington Capital Corporation (4)
   10.1        Lease  Agreement  dated May 11,  1999,  between  Sawgrass  Realty
               Holdings, Inc. and the Registrant (5)
   10.2        1999 Stock option Plan (6)
   10.3        Employment Agreement dated March 1, 1999 and amended as of August
               24, 1999 by and between the Registrant and Lionel Forde (7)
   10.4        Employment Agreement dated March 1, 1999 and amended as of August
               24,  1999  and  further  on  June  1,  2000  by and  between  the
               Registrant and Douglas H. Forde (8)
   10.5        Merger Agreement dated May 25, 1999 by and between Pinnacle East,
               Inc., Mitchell D. Smith, Steven R. Lounsberry, and the Registrant
               (9)
   10.6        Employment  Agreement  dated  June  1,  2000 by and  between  the
               Registrant and David C. Langle (10)
   10.7        Series A Convertible  Stock Purchase  Agreement dated as of April
               7, 2000 among the Registrant and Birch Circle LLC (11)
   10.8        Registration  Rights  Agreement dated as of April 7, 2000 between the Registrant and Birch Circle LLC
   10.9        Security Agreement (12)
   10.10       Intellectual Property Security Agreement (13)
   10.11       Stock Pledge Agreement (14)
   10.12       Employment  Agreement  dated  April 10,  2000 by and  between the
               Registrant and David R. Burke, Sr.
   10.13       Financing   Agreement  dated  August  7,  2001  between  Computer
               Marketplace, Inc. and Rosenthal & Rosenthal, Inc.
   21          Subsidiaries of the Registrant