Form 10QSB
period 2001-09-30
CELEXX CORP
filed 2001-11-20
CIK 1096085

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the
                    quarterly period ended September 30, 2001

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

Yes |X| No |_|

As of November 15, 2001, there were outstanding 54,287,730 shares of the Company's common stock, $.001 par value per share

Transitional Small Business Disclosure Format (check one):
Yes |_| No |X|

                       CELEXX CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET



                                                                                 September 30,          June 30,
                                                                                     2001                2001
                                                                             -------------------   ---------------
                                                                                 -unaudited -
                                     ASSETS

CURRENT ASSETS:
    Cash                                                                     $     539,429        $      209,281
    Accounts receivable, net of allowance for doubtful
        accounts of $122,000 and $72,000, respectively                           2,638,742             2,588,495
    Inventory                                                                      124,194               213,353
    Other current assets                                                            15,537                15,537
                                                                                ---------------    ------------------

TOTAL CURRENT ASSETS                                                             3,317,902             3,026,666
                                                                                ---------------    ------------------

PROPERTY AND EQUIPMENT, net                                                        486,690               503,005

DEFERRED FINANCING COST, net                                                       144,582                     -

GOODWILL AND OTHER INTANGIBLE ASSETS, net                                        3,892,196             4,009,304

OTHER ASSETS                                                                        17,712                31,712
                                                                                ---------------    ------------------
                                                                              $  7,859,082             7,570,687
                                                                                ===============    ==================



                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable and accrued expenses                                    $   2,494,837         $   2,620,273
    Notes payable  and advances -related parties                                   945,066               945,066
    Line of credit - short term portion                                            662,968               202,666
    Advances from stockholder                                                      163,844               127,704
    Other liability                                                                297,385               256,027
                                                                                ---------------    ------------------

    TOTAL CURRENT LIABILITIES                                                    4,564,100             4,151,736
                                                                                ---------------    ------------------
LINE OF CREDIT - long term portion                                                 148,376                     -
                                                                                ---------------

COMMITMENTS AND CONTINGENCIES                                                            -                     -

STOCKHOLDERS' EQUITY:
    Preferred stock, $001 par value, 20,000,000 shares authorized;
       299 and 305 issued and outstanding                                                -                     -
    Common stock, $.001 par value, 100,000,000 shares authorized;
       54,287,730  and  48,859,480  shares issued and outstanding                   54,288                48,859
    Additional paid-in capital                                                  17,832,496            17,825,283
    Unamortized stock compensation                                              (3,008,037)           (3,325,636)
    Accumulated deficit                                                        (11,732,141)          (11,129,555)
                                                                                ---------------    ------------------
          TOTAL STOCKHOLDERS' EQUITY                                             3,146,606             3,418,951
                                                                                ---------------    ------------------
                                                                             $   7,859,082         $   7,570,687
                                                                                ===============    ==================

                 See notes to consolidated financial statements.

                       CELEXX CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                  - unaudited -



                                                                  Three Months Ended           Three Months Ended
                                                                  September 30, 2001           September 30, 2000
                                                                  --------------------         --------------------

REVENUES                                                        $           3,936,277        $           5,234,652

COST OF REVENUES                                                            2,865,889                    3,999,196
                                                                  --------------------         --------------------
GROSS PROFIT                                                                1,070,388                    1,235,456

OPERATING EXPENSES
  Selling, general and administrative expense                               1,032,853                    1,207,398
  Depreciation and amortization  of goodwill , intangibles
       and stock compensation                                                 468,641                      279,642
                                                                  --------------------         --------------------
                                                                            1,501,494                    1,487,040

LOSS FROM OPERATIONS                                                         (431,106)                    (251,584)

OTHER INCOME (EXPENSES):
    Interest expense                                                          (51,247)                     (16,941)
    Other income (expense)                                                    (16,233)                      25,589
    Loss on settlement of claim                                              (104,000)                           -
                                                                  --------------------         --------------------
TOTAL OTHER INCOME (EXPENSE)                                                 (171,480)                       8,648
                                                                  --------------------         --------------------
NET LOSS                                                                     (602,586)                    (242,936)

   Dividends on preferred stock                                                45,484                       52,500
                                                                  --------------------         --------------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                      $            (648,070)       $            (295,436)
                                                                  ====================         ====================

NET LOSS                                                        $            (602,586)       $            (242,936)

OTHER COMPREHENSIVE LOSS:
  Unrealized holding loss arising during the period from
   marketable securities                                                            -                     (312,000)
                                                                  --------------------         --------------------
COMPREHENSIVE LOSS                                              $            (602,586)       $            (554,936)
                                                                  ====================         ====================
NET LOSS PER COMMON SHARE - basic                               $               (0.01)       $               (0.02)
                                                                  ====================         ====================
WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING - basic                                                    51,690,397                   15,223,878
                                                                  ====================         ====================

                 See notes to consolidated financial statements.

                       CELEXX CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  - unaudited -

                                                                      Three Months Ended           Three Months Ended
                                                                      September 30, 2001           September130, 2000
                                                                      -------------------          -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                       $            (602,586)       $            (242,936)
                                                                      -------------------          -------------------
    Adjustments to reconcile net loss to net cash used in operations:
         Amortization and depreciation                                           468,641                      286,620
         Common stock issued in legal settlement                                 104,000                            -
         Provision for uncollectible accounts receivable                          50,000                            -

    Changes in assets and liabilities net of effects from acquisition:
       Accounts receivable                                                      (100,247)                    (641,694)
       Inventory                                                                  89,159                     (151,472)
       Other current assets                                                            -                      (46,320)
       Other assets                                                               14,000                      (40,000)
       Accounts payable and accrued expenses                                    (140,436)                     252,641
       Deferred financing costs                                                 (144,582)                           -
       Deferred revenue                                                                -                      111,618
                                                                      -------------------          -------------------
                                                                                 340,535                     (228,607)
                                                                      -------------------          -------------------
NET CASH USED IN OPERATING ACTIVITIES                                           (262,051)                    (471,543)
                                                                      -------------------          -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                         (17,619)                    (108,498)
                                                                      -------------------          -------------------
NET CASH USED IN INVESTING ACTIVIES                                              (17,619)                    (108,498)
                                                                      -------------------          -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Line of credit                                                               608,678                      585,917
    Borrowings from related parties                                                    -                       17,901
    Decrease in due to related parties                                             1,139                            -
                                                                      -------------------          -------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                        609,818                      603,818
                                                                      -------------------          -------------------
NET INCREASE IN CASH                                                             330,148                       23,777

CASH - beginning of period                                                       209,281                      522,471
                                                                      -------------------          -------------------
CASH - end of period                                               $             539,429                      546,248
                                                                      ===================          ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid during the period for interest                       $              72,557        $              22,184
                                                                      ===================          ===================
    Noncash investing and financing activities:
       Note payable issued in settlement of lawsuit                $              35,000        $                   -
                                                                      ===================          ===================
       Accrued dividends payable on preferred stock                $              45,484        $                   -
                                                                      ===================          ===================
       Common stock issued on conversion of
         preferred stock and accrued dividends                     $               4,126        $                   -
                                                                      ===================          ===================
       Common stock issued for compensation and services           $                   -        $           2,895,400
                                                                      ===================          ===================
       Stock issued in settlement of lawsuit                       $              52,000        $                   -
                                                                      ===================          ===================



See notes to consolidated financial statements.

                       CeleXx Corporation and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements of CeleXx Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001.

     In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The results for the three months ended September 30, 2001 and 2000 are not necessarily indicative of financial information for the full year. For further information, refer to the consolidated financial statements and footnotes included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended June 30, 2001.

2. Business

     The Company acquires, develops, integrates and manages private businesses that produce, service, maintain or support the information technology industry.

3. Goodwill and Other Intangibles, Net

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS 144 supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction". SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provision of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company has not yet determined the effect SFAS 144 will have on its financial position or results of operations in future periods.

4. Lines of Credit

     On July 20, 2001, the Company's Pinneast subsidiary modified and combined three existing credit lines into a single bank note of $200,972, payable in 47 monthly installments of principal and interest of $5,100, commencing August 20, 2001 to July 20, 2005. The modified note bears interest at the bank's prime rate plus 1.5%, and is secured by substantially all the assets of Pinneast and a corporate guaranty by the Parent.

     In August 2001, CMI entered into a two-year financing agreement for a $3 million secured Revolving Credit Line ("Credit Line") maturing in August 2003 from Rosenthal & Rosenthal, Inc. Availability under the Credit Line is based on a formula of eligible accounts receivable and inventory and allows for an increase in the credit facility to be considered. Borrowings bear interest at the prime rate plus 2% per annum and are secured by essentially all the assets of CMI, including accounts receivable, inventory, and general intangibles, and a corporate guaranty by the Company. The Credit Line also requires, among other conditions, compliance with certain covenants. As of September 30, 2001 CMI had approximately $1.1 million in availability under the Credit Line.

     In connection with the Credit Line, the Company incurred $154,221 in financing cost that is being amortized over the term of the Credit Line. The remaining unamortized financing cost of $144,582 as of September 30, 2001 is reflected in the accompanying balance sheet as deferred financing cost.

5. Stockholders' Equity

     On August 15, 2001 the Company and Fifth Street Capital Corporation, Wall Street Capital Communications Group, Inc. ("Wall Street") and certain principals of these companies, entered into a Settlement and Release Agreement to settle a notice of complaint against the Company for violation of federal and state securities laws, breach of consulting agreements with Wall Street and any claims that the companies and certain principals may have had with respect to each other. The settlement included unconditional releases and was subject to documentation and delivery of all considerations. The settlement provided for, among other things, the issuance of 2,000,000 shares of the Company's restricted common stock to Wall Street and $50,000 in cash, payable in two installments of $15,000 and $35,000 on or before August 23, 2001 and November 15, 2001, respectively. The Company complied with the stock issuance on August 29, 2001 and scheduled cash payments. The Company was also required to provide piggyback registration rights on the settlement shares. To secure performance of the obligations of the Company pursuant to the settlement agreement, a company officer and director was required to grant to Wall Street a security interest in 2,000,000 shares of common stock of the Company held by such individual.

     During the three months ended September 30, 2001, the preferred stock holder had converted 6 shares of preferred stock plus accrued dividends into 3,428,250 common shares. Dividends on the convertible preferred stock accrue daily at the rate of 6% per annum, whether or not earned or declared and whether or not there are profits or other funds of the Company legally available for the payment of dividends. Included in other liabilities are $297,385 of accrued dividends payable as of September 30 , 2001.

Item 2. Management's Discussion and Analysis

     This Quarterly  Report on form 10-QSB contains  forward-looking  statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations, estimates and projections, beliefs and assumptions. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. These risks and uncertainties include those contained in our Form 10-KSB for the year ended June 30, 2001, as filed with the Securities and Exchange Commission.




Overview

     We deliver technology solutions that allow our clients to operate and grow their businesses more efficiently. The products and services we offer are designed to

     o improve the performance of our clients' information technology systems;

     o improve profitability and production at client companies through the delivery of services and solutions essential to Customer Relational Management (CRM) and Enterprise Resource Planning (ERP); and

     o deliver other advanced technologies designed specifically to improve our clients' delivery of services to their customers or to communicate with and manage their employees.

These products and solutions often include improved communications applications for order tracking, customer management, employee training, inventory control, customer service, knowledge tools, and a variety of other network-based solutions that help businesses operate more efficiently.

     We deliver these products and services through technology businesses we acquire and by pairing the competencies of these businesses to deliver complete solutions to customers. We reach our customers through

     o    direct corporate sales;

     o    partnering with software developers and hardware suppliers; and

     o partnering with large solutions providers who expand and broaden our capabilities and expertise to deliver essential products, services, and solutions.

     Our  operations  are  organized  into four groups  according  to  function:
Integrated Solutions, Performance Media, Information Engineering, and Special Applications. Our corporate headquarters, based in Tewksbury, Massachusetts, provides certain essential services to our operating companies and manage the synergies between those companies. Our corporate headquarters also provides the type of environment that allows our operating companies to flourish by delivering complete solutions to clients and expanding their own capabilities through collaboration, referral, and collocation.

     Computer Marketplace, Inc., or CMI, a wholly owned subsidiary of our company, is the principal business in our Integrated Solutions Group (ISG) and performs systems engineering, networking, computer telephony integration, and other large scale network support services. Revenue for the Integrated Solutions Group increased during fiscal 2001 due in part to expanding contractual services primarily with Sodexho-Marriott, Investors Bank, Cisco, Hewlett Packard, and other major clients for which we are providing custom systems and/or solutions. In addition, ISG continued to expand its partnering base by partnering with such companies as Hewlett-Packard, Exodus, Citrix, major OEMs, and solution providers.

     Pinneast East, Inc., or Pinneast, a wholly owned subsidiary of our company, is the principal business of our Performance Media Group (PMG) that develops high-end multimedia applications and delivers e-Learning, Distance Learning, and other Internet solutions that integrate seamlessly into customer relations management systems for our clients. This group also increased revenue during fiscal 2001 due in part to the more universal acceptance of the Internet as a means of delivering education and training across great distances. The operations of our Performance Media Group include the development of complex electronic databases and specialized engineering functions in graphics, facilities management, hosting, and wireless technologies to provide clients with customized solutions for handling large-scale data.

     The Information Engineering Group was established to develop and implement large-scale data base applications, and the Special Applications Group were established to market and distribute select web-based software products and services. These two divisions do not have any operations or revenue.

Results of Operations

         Revenues for the three months ended September 30, 2001 were approximately $ 3.9 million compared with $5.2 million during the same quarter of 2000, representing a decrease of $1.3 million in revenues. The reduction in reported revenues for the quarter is primarily due to the decline in continuing impact of the industry-wide slowdown in demand in the United States for PC and related information technology ("IT") products and services, which we believe has been exacerbated by the September 11th terrorist attack on the World Trade Center in New York City and subsequent economic uncertainty. The largest sector of our market that attributed to this decline was the lack of IT spending from the company's call center business. Revenues from the sale of e-Learning systems and web-based training solutions also posted a decline when compared to the same period in 2000, as a result of a loss in approximately 30% of revenues from the Learning Management System business. This decline can also be attributed to the general economic slowdown and fall in demand for IT products and services.

         The following table sets forth certain statement of operations data of the Company expressed as a percentage of revenues for the periods indicated:


                                                            Three Months Ended
                                                               September 30,
                                                         -----------   ---------
                                                           2001            2000
                                                           ----            ----



         NET REVENUES                                      100%            100%
                                                           ----            ----
         Cost of Revenues                                   73              76
                                                           ----            ----
         Gross Profit                                       27              24
                                                           ----            ----
         Selling, general and administrative                26              24
                                                           ----            ----
         Depreciation and Amortization of goodwill,         12               5
         intangibles & stock compensation
                                                           ----            ----
         Total Operating Expenses                           38              29
                                                           ----            ----
         OPERATING INCOME (LOSSES)                         -11            - 5
                                                           ----            ----
         Other Income (Expenses)                           - 4            - 0
                                                           ----            ----
         NET INCOME (LOSS)                                 -15            - 5
                                                           ----            ----

     The cost of revenues decreased to $2.9 million during the three month period ended September 30, 2001 from $4 million for the same period ended September 30, 2000. This decrease was due to a corresponding decrease in gross revenues from $5.2 million for the quarter ended September 30, 2000 to $3.9 million for the quarter ended September 30, 2001 and, reflects the overall trend in the IT industry in the United States and the economy in general. Cost of revenues as a percentage of net revenues improved slightly to 73% for the quarter ended September 30, 2001 from 76% for the quarter ended September 30, 2000. Correspondingly, the gross profit margin increased during the quarter ended September 30, 2001 to 27% of net revenues, from 24% in the quarter ended September 30, 2000. We believe that this modest performance improvement was due in part to the Company's emphasis on the sale of IT solutions and services over the sale of hardware solutions. CMI's business involves substantial systems design and installation work where profit margins on hardware components are historically low in comparison to gross profit margins on the sale of IT solutions and services.

     Selling,   general  and  administrative  expenses  for  the  quarter  ended
September 30, 2001 decreased to $ 1 million and 26% of net revenues, respectively, from $1.2 million and 24% of net revenues, respectively, for the corresponding quarter in 2000. The decrease resulted in part from lower overall revenues but to a great extent from decreased expenses at our corporate headquarters relating to the relocation of our offices and reduction of administrative expenditures.

     Included in the results of operations and table above are depreciation and amortization of goodwill, intangibles and stock compensation of $468,641 and $279,642, for the quarters ended September 30, 2001 and September 30, 2000, respectively. This amortization, amounting to 12% and 5% of net revenues, respectively, are non-cash items and reflect primarily the write down of the excess of cost of the acquisition of our subsidiaries, Pinneast and CMI, over the net tangible book value of the assets of those businesses at time of acquisition. Total operating expenses for the quarters ended September 30, 2001 and September 30, 2000, amounted to $1.5 million in each period, or 33% and 28% of net revenues for the periods, respectively. Operating losses increased $180,000 to $431,000 and -11% of net revenues, respectively, from $251,000 and -5% of net revenues during the three month period ended September 30, 2000.


     Other income and expenses, which included interest, miscellaneous income and expense, and the settlement of threatened litigation, amounted to $171,480 and $8,648, respectively, for the quarter ended September 30, 2001 and the quarter ended September 30, 2000.

     Net losses increased $ 359,650, or 248 %, to $602,586 for the quarter ended September 30, 2001 compared with $242,936 in 2000. However, the net loss per common share decreased from -$0.02 for the quarter ended September 30, 2000 to -$0.01 in the quarter ended September 30 2001, resulting in a change of +$.01 per share or 50%. The primary factor affecting the aforementioned changes was an increase in interest cost resulting from the CMI acquisition, settlement of threatened litigation, and the effect on loss per common share as the result of our company issuing additional shares of common stock during the quarter.

Liquidity and Capital Resources

     We historically have satisfied our operating cash requirements primarily through cash flow from operations, from borrowings from shareholders and from a revolving line of credit with limits up to $5 million (currently $3 million) from asset based lenders. At September 30, 2001, we had $539,429 in cash on hand and in bank accounts, compared to $209,281 on September 30, 2000.

     During the three months ended September 30, 2001, cash provided by financing activities of $609,818 exceeded cash used in operating activities and investing activities amounting to $279,670, resulting in a $330,148 increase in cash. Net cash provided by financing was primarily due to the line of credit secured from Rosenthal.

     On July 20, 2001, we modified and combined three credit lines carried by Pinneast into a single bank note of approximately $201,000, payable in 47 monthly installments of principal and interest of $5,100. The monthly payments commence during August 2001 and continue through July 2005. The modified note bears interest at the bank's prime rate plus 2% and is secured by substantially all the assets of Pinneast and a corporate guaranty by our company.

     On April 6, 2001, we received a two year financing agreement for a $3 million secured Revolving Credit Line ("Credit Line") for our subsidiary, Computer Marketplace, Inc. (CMI) maturing in May 2003 from Rosenthal & Rosenthal, Inc. Availability under the Credit Line is based on a formula of eligible accounts receivable and inventory and allows for an increase in the credit facility as considered necessary. Borrowings bear interest at the Chase Bank rate plus 2% per annum and are collateralized by essentially all assets of CMI, such as accounts receivable, inventory, and general intangibles, and a corporate guaranty by the Parent. The Credit Line also requires, among other conditions, compliance with certain covenants.

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

     We currently have no commitments for additional financing, and we cannot be sure that any additional financing would be available in a timely manner, on terms acceptable to us, or at all. Further, any additional equity financing could reduce ownership of existing stockholders and any borrowed money could involve restrictions on future capital raising activities and other financial and operational matters. If we were unable to obtain additional financing as needed, we could be required to reduce our operations or any anticipated expansion, which could hurt us financially.

     We believe that we will require additional cash infusions to meet our projected working capital, strategic acquisitions and other cash requirements in its current fiscal year ending June 30, 2002 and is working closely with lenders, investment bankers and others to meet these projected needs. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The report of our independent public accountants on our financial statements for the year ended June 30, 2001 states that our recurring operating losses, reduced working capital, and other factors raise substantial doubt about our ability to continue as a going concern. We believe that our working capital, together with any cash provided by operations, will be adequate to meet our cash requirements working capital through the third quarter of fiscal 2002. Substantial additional capital will be needed in order to fund operations beyond that time.

     Our working capital requirements for future periods depend on numerous factors, including the timing of expenditures related to product development and marketing, the rate at which we expand our staff, and our ability to meet revenue projections, among other items. While we cannot predict the timing or amount of our future expenditures, we believe that we will have sufficient cash on hand to fund our current operations through the third quarter of fiscal 2002, provided we meet our expected revenue targets. Beyond the third fiscal quarter of fiscal 2002, we may require additional financing, which may come from future equity or debt offerings that could result in further dilution to our stockholders. We are currently in the process of attempting to raise additional capital in the next three to six months that will be used to acquire additional companies, build our management team, and provide working capital. Adequate capital may not be available and the lack of such capital could adversely affect our business. In the event our ability to obtain future capital looks doubtful, we will exercise prudent business practices and curtail spending to maximize our remaining resources.


                            Part II Other Information


Item 2. Changes in Securities and Use of Proceeds

     On August 29, 2001 the Company issued 2,000,000 shares of common stock to Wall Street Capital Communications Group, Inc. ("Wall Street") pursuant to a Settlement and Release Agreement entered into between the Company and Fifth Street Capital Corporation, Wall Street Capital Communications Group, Inc. ("Wall Street") and certain principals of these companies, to settle a notice of complaint against the Company for violation of federal and state securities laws, breach of consulting agreements with Wall Street and any claims that the companies and certain principals may have had with respect to each other. The Company was also required to provide piggyback registration rights on the settlement shares. To secure performance of the obligations of the Company pursuant to the settlement agreement, a company officer and director was required to grant to Wall Street a security interest in 2,000,000 shares of common stock of the Company held by such individual.

     During the three months ended September 30, 2001,the preferred stock holder had converted 6 shares of preferred stock plus accrued dividends into 3,428,250 common shares.

Item 3. Defaults upon Senior Securities

     The terms of our Series A preferred stock require us to at all times reserve and keep available authorized and unissued shares of common stock sufficient to cover the conversion of the Series A preferred stock and payment of dividends on the Series A preferred stock. The holders of shares of Series A preferred stock have the right, at the option of the holder, to convert the shares of Series A preferred stock into common stock at a conversion price per share equal to the lesser of (a) $2.50; or (b) 80% of the five-day floating average trading price of our common stock. As a result of the decline in the fair market value our common stock as quoted on the OTCBB, as of October 30, 2001, there were 298 shares of Series A preferred stock outstanding that were convertible into approximately 373,000,000 shares of common stock at a conversion price per share of less than $0.01. We do not have sufficient shares of common stock authorized to cover such conversions. Unless we increase the authorized shares of common stock to a sufficient level, or otherwise negotiate successfully an amendment to this provision of the terms of the Series A preferred stock, the holders of Series A preferred stock have the right to force us to redeem the Series A preferred stock and any shares of common stock issued upon conversion of the Series A preferred stock at a redemption price of 125% of the stated value of the Series A preferred and the market value of the common stock.

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits
         None
(b) Reports on Form 8-K

         None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  Celexx Corporation


By:    /s/ David Burke, Sr.                  November 19, 2001
      -----------------------------------
           David Burke, Sr.
           Chairman of the Board and Chief
               Executive Officer
           [Principal Executive Officer]



By:    /s/ David C. Langle                 November 19, 2001
      ----------------------------------
           David C. Langle
           Vice President Finance
           [Principal Accounting and Financial Officer]