Form 10QSB
period 2001-12-31
CELEXX CORP
filed 2002-02-20
CIK 1096085

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    |X|    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934 For the
                    quarterly period ended December 31, 2001

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

                        10100 West Sample Road, Suite 311
                          Coral Springs, Florida 33065
                                  (954)796-7322
    (Address, including zip code, and telephone number, including area code, of issuer's executive offices)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

As of February 15, 2002, there were outstanding 56,759,266 shares of the Company's common stock, $.001 par value per share

Transitional Small Business Disclosure Format (check one):
Yes |_| No |X|

                  CELEXX CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEET
                           December 31, 2001
                             - unaudited -




                                 ASSETS

CURRENT ASSETS:
     Cash                                                    $          122,023
     Accounts receivable                                                289,059
     Other current assets                                                18,037
                                                                ----------------

TOTAL CURRENT ASSETS                                                    429,119
                                                                ----------------

PROPERTY AND EQUIPMENT, net                                             372,363

NET ASSETS OF DISCONTINUED OPERATIONS HELD FOR SALE                   1,107,729

GOODWILL AND OTHER INTANGIBLE ASSETS, net                               979,369

OTHER ASSETS                                                             17,601
                                                                ----------------
                                                             $        2,906,181
                                                                ================



                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

     Accounts payable and accrued expenses                   $        1,409,033
     Notes payable  and advances -related parties                       940,066
     Line of credit - short term portion                                 32,685
     Advances from stockholder                                          156,344
     Other liability                                                    340,223
                                                                ----------------
      TOTAL CURRENT LIABILITIES                                        2,878,351
                                                                ----------------
 LINE OF CREDIT - long term portion                                      148,376
                                                                ----------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
     Preferred stock, $001 par value, 20,000,000 shares authorized;
         298 and 305 issued and outstanding                                   -
     Common stock, $.001 par value, 100,000,000 shares authorized;
         56,759,266  and  48,859,480  shares issued and outstanding      56,760
     Additional paid-in capital                                      17,787,186
     Unamortized stock compensation                                  (2,690,438)
     Accumulated deficit                                            (15,274,054)
                                                                ----------------

            TOTAL STOCKHOLDERS' DEFICIT                                (120,546)
                                                                ----------------
                                                             $        2,906,181
                                                                ================

            See notes to consolidated financial statements.
                                        2

                       CELEXX CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  - unaudited -

                                                   Three Months Ended   Three Months Ended  Six Months Ended   Six Months Ended
                                                   December 31, 2001    December 31, 2000   December 31, 2001  December 31, 2000

                                                   -----------------    ------------------  -----------------  -----------------
REVENUES                                           $     429,646      $      570,739      $      903,715       $   1,058,093

COST OF REVENUES                                         202,402             208,327             415,083             404,525
                                                   -----------------    ------------------  -----------------  -----------------
GROSS PROFIT                                             227,244             362,412             488,632             653,568
                                                   -----------------    ------------------  -----------------  -----------------

OPERATING EXPENSES
  Selling, general and administrative expense            291,235             614,235             564,014           1,087,371
  Depreciation and amortization of goodwill,
       intangibles and stock compensation                416,125             558,806             881,766             838,448
                                                   -----------------    ------------------  -----------------  -----------------
                                                         707,360           1,173,041           1,445,780           1,925,819
                                                   -----------------    ------------------  -----------------  -----------------

LOSS FROM CONTINUING OPERATIONS                         (480,116)           (810,629)           (957,148)         (1,272,251)
                                                   -----------------    ------------------  -----------------  -----------------

OTHER EXPENSES:
    Interest expense                                     (28,202)            (44,960)            (59,276)            (44,960)
    Write-down on marketable securities                        -          (2,675,000)                  -          (2,675,000)
    Loss on settlement of claim                                -                 -              (104,000)                  -
                                                   -----------------    ------------------  -----------------  -----------------

TOTAL OTHER EXPENSES                                     (28,202)         (2,719,960)           (163,276)         (2,719,960)
                                                   -----------------    ------------------  -----------------  -----------------

NET LOSS FROM CONTINUING OPERATIONS                     (508,318)         (3,530,589)         (1,120,424)         (3,992,211)
                                                   -----------------    ------------------  -----------------  -----------------
DISCONTINUED OPERATIONS:

   Income(loss) from operations of discontinued
       segment, net of aplicable income taxes            (35,459)            195,984             (25,939)            414,669

   Estimated loss on disposal of discontinued
       segment, net of applicable income taxes        (2,998,135)                  -          (2,998,135)                  -
                                                   -----------------    ------------------  -----------------  -----------------

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS        (3,033,594)            195,984          (3,024,074)            414,669
                                                   -----------------    ------------------  -----------------  -----------------

NET LOSS                                              (3,541,912)         (3,334,605)         (4,144,498)         (3,577,542)
                                                   -----------------    ------------------  -----------------  -----------------

   Dividends on preferred stock                           44,733              26,250              90,217              52,500
                                                   -----------------    ------------------  -----------------  -----------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS         $  (3,586,645)     $   (3,360,855)     $   (4,234,715)      $  (3,630,042)
                                                   =================    ==================  =================  =================

NET INCOME (LOSS) PER COMMON SHARE - basic and dilutive
   Continuing operations                           $       (0.01)     $        (0.14)     $        (0.02)      $       (0.18)

   Discontinued operations                                 (0.05)               0.01               (0.06)               0.02
                                                   =================    ==================  =================  =================
NET LOSS PER COMMON SHARE                          $       (0.06)     $        (0.13)     $        (0.08)      $       (0.16)
                                                   =================    ==================  =================  =================
WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                                       56,759,266          26,665,859          54,224,831          22,442,778
                                                   =================    ==================  =================  =================

NET LOSS                                           $  (3,541,912)     $   (3,334,605)     $   (4,144,498)      $  (3,577,542)

OTHER COMPREHENSIVE LOSS:
  Unrealized holding loss arising during the period from
   marketable securities                                       -             312,000                   -                   -
                                                   -----------------    ------------------  -----------------  -----------------

COMPREHENSIVE LOSS                                 $  (3,541,912)     $   (3,646,605)     $   (4,144,498)      $  (3,577,542)
                                                   =================    ==================  =================  =================

                 See notes to consolidated financial statements.

                       CELEXX CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                  - unaudited -



                                                                   Six Months Ended     Six Months Ended
                                                                   December 31, 2001    December 31, 2000

                                                                  --------------          --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                  $    (4,144,498)       $     (3,577,542)
                                                                --------------          --------------
    Adjustments to reconcile net loss to net cash
       provided by (used in) operations:
         Loss on impairment from discontinued operations
             held for sale                                          2,706,953                       -
         Amortization and depreciation                                716,075                 498,153
         Common stock issued for services                             104,000                 174,817
         Write-down on marketable securities, available for sale            -               2,675,000

    Changes in assets and liabilities:
       Accounts receivable                                             23,446                (192,677)
       Other current assets                                            (2,500)                 22,318
       Other assets                                                    (1,001)                (74,995)
       Net assets of discontinued operations                          796,245                (220,512)
       Accounts payable and accrued expenses                          (11,126)                265,436
       Deferred revenue                                                     -                 112,342
                                                                --------------          --------------
                                                                    4,332,092               3,259,882
                                                                --------------          --------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   187,594                (317,660)
                                                                --------------          --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                              (41,358)               (112,674)
                                                                --------------          --------------
NET CASH USED IN INVESTING ACTIVIES                                   (41,358)               (112,674)
                                                                --------------          --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock                                                    -                 234,000
    Line of credit                                                    (71,605)                (38,144)
    Borrowings from related parties                                    (5,000)                 82,287
    Decrease in due to related parties                                 28,640                 (66,804)
                                                                --------------          --------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   (47,965)                211,339
                                                                --------------          --------------
NET INCREASE (DECREASE) IN CASH                                        98,271                (218,995)

CASH - beginning of period                                             23,752                 242,294
                                                                --------------          --------------
CASH - end of period                                          $       122,023        $         23,299
                                                                ==============          ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid during the period for interest                  $        58,047        $          5,283
                                                                ==============          ==============
    Noncash investing and financing activities:
       Note payable issued in settlement of lawsuit           $        35,000        $              -
                                                                ==============          ==============
       Accrued dividends payable on preferred stock           $        84,196        $              -
                                                                ==============          ==============
       Common stock issued on conversion of
         preferred stock and accrued dividends                $         5,901        $              -
                                                                ==============          ==============
       Common stock issued for compensation and services      $             -        $      3,267,199
                                                                ==============          ==============
       Stock issued in settlement of lawsuit                  $        52,000        $        675,000
                                                                ==============          ==============


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

         In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The results for the three months and six months ended December 31, 2001 and 2000 are not necessarily indicative of financial information for the full year. For further information, refer to the consolidated financial statements and footnotes included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended June 30, 2001.

2. Business

         The Company acquires, develops, integrates and manages private businesses that produce, service, maintain or support the information technology industry.

3. Discontinued Operations

         On January 14, 2002, the Estate of David R. Burke, Sr. (the "Estate"), a former principal officer and shareholder of the Company, filed suit against the Company, accelerating the payment of a Note due the Estate for approximately $914,000, plus interest, legal fees and associated costs. The Estate also sought foreclosure on all Computer Marketplace, Inc. ("CMI ") common stock, which was pledged as collateral for the Note, for sale by the Estate for the purpose of satisfying the Company's obligations under the Note. The Company did not have the ability to repay the Note without a financing or a disposition of certain assets.

         On January 18, 2002, the Company stipulated in open court to the settlement and dismissal of a litigation between the Estate of David R. Burke, Sr. and the Company that was pending in the Federal District Court for the State of Massachusetts. The litigation related to a Note due the Estate from the purchase of CMI by the Company in April 2000. The settlement is subject to formal documentation, and the matter may be re-filed at the end of thirty days if the parties fail to execute a written settlement agreement. The material terms of the settlement are that the Estate will receive 100% of the CMI common stock, which was pledged as collateral for the Note. The Company will receive certain cash consideration, the return of approximately 16 million shares of common stock of the Corporation (approximately 30% of the outstanding shares) which was paid to David R. Burke, Sr. as partial consideration for the purchase of CMI, and a full discharge of any previously existing obligations to the Estate. There will also be an exchange of releases by and among the Estate, the Corporation, CMI and the officers, directors and employees of the Corporation and CMI, as to all matters concerning CMI.

         At December 31, 2001 the carrying value and net assets of CMI offered for sale was deemed to be impaired and, accordingly, was written down to fair value based on the subsequent third party settlement and selling price less costs to sell. The Company reported the results of the operations of CMI and the estimated loss on disposal as discontinued operations. Included in estimated loss on disposal of discontinued operations for the period ended December 31, 2001 is an impairment write-off of unamortized goodwill and intangible assets of $2,706,953, and estimated operating losses from the measurement date to the anticipated disposal date of $165,000, net of applicable income taxes. Management expects to complete the settlement and sale by the end of the third quarter fiscal 2002. The net carrying value of CMI held for sale has been segregated on the December 31, 2001 Consolidated Balance Sheet. The results of operations for all periods presented have been restated for the discontinued CMI operation.

4. Stockholders' Deficit

         On August 15, 2001 the Company and Fifth Street Capital Corporation, Wall Street Capital Communications Group, Inc. ("Wall Street") and certain principals of these companies, entered into a Settlement and Release Agreement to settle a notice of complaint against the Company for violation of federal and state securities laws, breach of consulting agreements with Wall Street and any claims that the companies and certain principals may have had with respect to each other. The settlement included unconditional releases and was subject to documentation and delivery of all considerations. The settlement provided for, among other things, the issuance of 2,000,000 shares of the Company's restricted common stock to Wall Street and $50,000 in cash, payable in two installments of $15,000 and $35,000 on or before August 23, 2001 and November 15, 2001, respectively. The Company complied with the stock issuance on August 29, 2001 and made partial cash payments. The Company was also required to provide piggyback registration rights on the settlement shares. To secure performance of the obligations of the Company pursuant to the settlement agreement, a company officer and director was required to grant to Wall Street a security interest in 2,000,000 shares of common stock of the Company held by such individual. Since the Company was unable to comply with the scheduled cash payments resulting in a default to the agreement, Wall Street took possession of the 2,000,000 shares of security interest.

         During the six months ended December 31, 2001, the preferred stock holder had converted 8 shares of preferred stock plus accrued dividends into 5,899,786 common shares. Dividends on the convertible preferred stock accrue daily at the rate of 6% per annum, whether or not earned or declared and whether or not there are profits or other funds of the Company legally available for the payment of dividends. Included in other liabilities is $340,223 of accrued dividends payable as of December 31, 2001.

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


Overview

         We deliver technology and distance learning (e-learning) solutions that allow our clients to operate and grow their businesses more efficiently and improve employee productivity. Our operations are organized into two groups according to function: Performance Media, and Special Applications. Our corporate headquarters, located in Coral Springs, Florida, provides certain essential services to our operating companies and manage the synergies between the operating units.

         Computer Marketplace, Inc., or CMI, a wholly owned subsidiary of our company, was the principal business in our former Integrated Solutions Group
(ISG) that performed systems engineering, networking, computer telephony integration, and other large scale network support services. On January 18, 2002, the Company stipulated in open court to the settlement and dismissal of a litigation between the Estate of David R. Burke, Sr.("Estate") and the Company that was pending in the Federal District Court for the District of Massachusetts. In reaching the foregoing settlement the Company committed to sale CMI and its operations to the Estate, such transaction expected to be completed by the end of February 2002. The Company reported the results of the operations of CMI and the estimated loss on disposal as discontinued operations. The net carrying value of CMI held for sale has been segregated on the December 31, 2001 Consolidated Balance Sheet. The results of operations for all periods presented have been restated for the discontinued CMI operation.

          Pinneast.com, Inc., or Pinneast, a wholly owned subsidiary of our company, is the principal business of our Performance Media Group (PMG) that develops high-end multimedia applications and delivers e-Learning, Distance Learning, and other Internet solutions that integrate seamlessly into customer relations management systems for our clients. The operations of our Performance Media Group include the development of complex electronic databases and specialized engineering functions in graphics, facilities management, hosting, and wireless technologies to provide clients with customized solutions for handling large-scale data.

         The Special Applications Group was established to market and distribute select web-based software products and services. This division had no operations or revenue during the period.

         Currently Pinneast is the Company's only revenue-operating subsidiary.

Results of Operations

Continuing Operations:

         Revenues for the three months ended December 31, 2001 totaled $ 429,646 compared with $ 570,739 during the same quarter of 2000, representing a decrease of approximately $ 142,000 in revenues. Revenues for the six months ended December 31, 2001 was $ 903,715 compared with $1,058,093 during the same quarter of 2000, resulting in a decrease of approximately $ 155,000 in revenues. The reduction in reported revenues for the quarter and for the six month period are in great part due to the industry-wide slowdown in demand in the United States for PC and related information technology ("IT") products and services, which we believe has been exacerbated by the September 11th terrorist attack on the World Trade Center in New York City and subsequent economic recession. Revenues from the sale of e-Learning systems and web-based training solutions also posted a decline when compared to the same period in 2000, as a result of a loss in approximately 30% of revenues from the Learning Management System business. This decline reflects an industry-wide decline and can also be attributed to the general economic slowdown and fall in demand for IT products and services.
         The following table sets forth certain statement of operations data of the Company expressed as a percentage of revenues for the periods indicated:

                                                                   Three Months Ended           Six Months Ended
                                                                      December 31,                December 31,

                                                                  2001           2000           2001         2000
                                                                  ----           ----           ----         ----

     NET REVENUES                                                 100%           100%           100%         100%
     Cost of Revenues                                              47             37             46           38
     Gross Profit                                                  53             63             54           62
     Selling, general and administrative                           68             108            62           103
     Depreciation and Amortization of goodwill, intangibles        97             98             98            79
     & stock compensation
     Total Operating Expenses                                      165            206           160           182
     OPERATING INCOME (LOSSES)-CONTINUING OPERATIONS              -112           -143           -106         -120
     Other Income (Expenses)                                       -7            -477           - 18         - 257
     NET INCOME (LOSS)-CONTINUING OPERATIONS                      -119           -620         -124           - 377
     NET INCOME (LOSS)-DISCONTINUED OPERATIONS                    -706            34            -335          39
     NET LOSS                                                     -825           -586           -459         -338


         The cost of revenues decreased slightly to $202,402 during the three-month period ended December 31, 2001 from $ 208,327 for the same period ended December 31, 2000. For the six-month period ended December 31, 2001 cost of revenues increased to $ 415,083 from $ 404,525 in the comparable period. Cost of revenues as a percentage of net revenues increased to 47% and 46% for the three and six-month periods ended December 31, 2001, from 37% and 38% for the three and six-month periods ended December 31, 2000 due in part to an increase in the cost of certain outsourced services. Correspondingly, the gross profit margins decreased during the three and six-month periods ended December 31, 2001 to 53% and 54%of net revenues, from 63% and 62% in the comparable periods ended December 31, 2000. This drop in gross margin for the three and six month periods ended December 31, 2001 results from the decline in service revenues and under-utilization of direct fixed cost.

         Selling, general and administrative expenses for the quarter and six months ended December 31, 2001 decreased to $291,235 and $564,014 and 68% and 62% of net revenues, respectively, from $$614,235 and $1,087,371, and 108% and 103% of net revenues, respectively, for the corresponding periods in 2000. The decrease resulted in part from lower overall revenues, but to a great extent from decreased operating expenses at our corporate headquarters relating to downsizing of management personnel and reduction of administrative expenditures.

         Included in the results of operations and table above are depreciation and amortization of goodwill, intangibles and stock compensation of $416,125 and $881,766, for the quarter and six months ended December 31, 2001, respectively, compared to $558,806 and $838,448 and of the corresponding periods ended December 31, 2000. This amortization, amounting to 97% and 98% of net revenues, respectively, for periods ended December 31, 2001, and 98% and 79%, for periods ended December 31, 2000, are non-cash items and reflect primarily the write down of the excess of cost of the acquisition of our subsidiary, Pinneast, over the net tangible book value of the assets of Pinneast at time of acquisition. Total operating expenses for the quarter and six month period ended December 31, 2001, amounted to $707,360 and $1,445,780, respectively; or 165% and 160% of net revenues for the periods. This compares to $1,173,041 and $1,925,819, respectively, for the corresponding quarter and six-month periods in 2000, when total operating expenses amounted to 206% and 182% of total revenues. Operating losses from continuing operations decreased as a percentage of revenues from 143% and 120% for the quarter and six months ended December 31, 2000, respectively, to 112% and 106% of net revenues for the quarter and six months ended December 31, 2001.

          Other expenses, which included interest, miscellaneous income and expense, and the settlement of threatened litigation, amounted to $28,202 and $163,276, respectively, during the quarter and six-month period ended December 31, 2001, compared to approximately $2.7 million each, in the quarter and six-month periods ended December 31, 2000.

Discontinued Operations:
         On January 14, 2002, the Estate of David R. Burke, Sr. (the "Estate"), a former principal officer and shareholder of the Company, filed suit against the Company, accelerating the payment of a Note due the Estate for approximately $914,000, plus interest, legal fees and associated costs. The Estate also sought foreclosure on all Computer Marketplace, Inc. ("CMI ") common stock, which was pledged as collateral for the Note, for sale by the Estate for the purpose of satisfying the Company's obligations under the Note. The Company did not have the ability to repay the Note without a financing or a disposition of certain assets.

         On January 18, 2002, the Company stipulated in open court to the settlement and dismissal of a litigation between the Estate of David R. Burke, Sr. and the Company that was pending in the Federal District Court for the State of Massachusetts. The litigation related to a Note due the Estate from the purchase of CMI by the Company in April 2000. The material terms of the settlement are that the Estate will receive 100% of the CMI common stock, which was pledged as collateral for the Note. The Company will receive certain cash consideration, the return of approximately 16 million shares of common stock of the Corporation (approximately 30% of the outstanding shares) which was paid to David R. Burke, Sr. as partial consideration for the purchase of CMI, and a full discharge of any previously existing obligations to the Estate. There will also be an exchange of releases by and among the Estate, the Corporation, CMI and the officers, directors and employees of the Corporation and CMI, as to all matters concerning CMI.

         At December31, 2001 the carrying value and net assets of CMI offered for sale was deemed to be impaired and, accordingly, was written down to fair value based on the subsequent third party settlement and selling price less costs to sell. The Company reported the results of the operations of CMI and the estimated loss on disposal as discontinued operations. The net carrying value of CMI held for sale has been segregated on the December 31, 2001 Consolidated Balance Sheet. The results of operations for all periods presented have been restated for the discontinued CMI operation.

         The loss from operations of discontinued segment for the quarter and six-months ended December 31, 2001 before providing for the estimated loss on disposal of discontinued segment, was $35,459 and $25,939, respectively, compared with net income from discontinued segment of $195,984 and $414,669 in the corresponding quarter and six-month periods for 2000. The aggregate loss attributable to the discontinued CMI operations in quarter and six-month period ended December 31, 2001, including the estimated loss on disposition, was $3,033,594 and $3,024,074, respectively (see Note 3 of the financial statements).

         Including the results of discontinued operations, aggregate net loss increased $207,307 and $566,956,or 6% and 16%, to $3,541,912 and $4,144,498 for
the quarter and six-months ended December 31, 2001; compared with $3,334,605 and $3,577,542, in 2000. The net loss per common share decreased from $(0.13) for the quarter ended December 31, 2000 to $(0.06) in the quarter ended December 31 2001, resulting in an increase of $.07 per share. Net loss per common share for the six-months ended December 31, 2001 was $(0.08), representing a decrease of $0.08 over the six-month period ended December 31, 2000. The primary factors affecting the aforementioned changes was the impairment write-off of unamortized goodwill and intangible assets of $2,706,953, estimated operating losses from the measurement date to the anticipated disposal date of $165,000 from the recognition of CMI operations as discontinued operations and, the effect on loss per common share as the result of our company issuing additional shares of common stock primarily in the third and fourth quarters of fiscal year ended June 30,2001, principally on the 14.7 million contingent shares issued pursuant to the acquisitions of CMI and Pinneast.

Liquidity and Capital Resources
         We historically have satisfied our operating cash requirements primarily through cash flow from operations, from borrowings from shareholders and from a revolving line of credit from asset based lenders. At December 31, 2001, we had $122,023 in cash on hand and in bank accounts, compared to $23,299 on December 31, 2000.

         Cash provided by operating activities, which includes cash inflows related to discontinued operations, for the six months ended December 31, 2001 of $187,594 exceeded cash used in financing activities and investing activities amounting to $89,323, resulting in a $98,271 increase in cash. Net cash provided by operations was primarily due to the increase in net assets of discontinued operations held for sale.

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

         On April 6, 2001, we received a two year financing agreement for a $3 million secured Revolving Credit Line ("Credit Line") for our subsidiary, Computer Marketplace, Inc. (CMI) maturing in May 2003 from Rosenthal & Rosenthal, Inc.("Rosenthal"). Availability under the Credit Line is based on a formula of eligible accounts receivable and inventory and allows for an increase in the credit facility as considered necessary. Borrowings bear interest at the Chase Bank rate plus 2% per annum and are collateralized by essentially all assets of CMI, such as accounts receivable, inventory, and general intangibles, and a corporate guaranty by the Parent. The Credit Line also requires, among other conditions, compliance with certain covenants. As a result of the potential litigation between the Estate of David R. Burke, Sr. (the "Estate"), a former principal officer and shareholder of the Company, against the Company, Rosenthal in January 2002 subsequently provided notice of their termination of borrowing line to CMI and proceeded to collect on their balance.

         On January 14, 2002, the Estate filed suit against the Company, accelerating the payment of a Note due the Estate for approximately $914,000, plus interest, legal fees and associated costs. The Estate also sought foreclosure on all Computer Marketplace, Inc. ("CMI ") common stock, which was pledged as collateral for the Note, for sale by the Estate for the purpose of satisfying the Company's obligations under the Note. The Company did not have the ability to repay the Note without a financing or a disposition of certain assets.

         On January 18, 2002, the Company stipulated in open court to the settlement and dismissal of a litigation between the Estate of David R. Burke, Sr. and the Company that was pending in the Federal District Court for the State of Massachusetts. The litigation related to a Note due the Estate from the purchase of CMI by the Company in April 2000. The material terms of the settlement are that the Estate will receive 100% of the CMI common stock, which was pledged as collateral for the Note. The Company will receive certain cash consideration, the return of approximately 16 million shares of common stock of the Corporation (approximately 30% of the outstanding shares) which was paid to David R. Burke, Sr. as partial consideration for the purchase of CMI, and a full discharge of any previously existing obligations to the Estate. There will also be an exchange of releases by and among the Estate, the Corporation, CMI and the officers, directors and employees of the Corporation and CMI, as to all matters concerning CMI. The Company anticipates to close on this transaction by the end of the third quarter fiscal 2002.

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

         We believe that we will require additional cash infusions to meet our projected working capital, strategic acquisitions and other cash requirements in our current fiscal year ending June 30, 2002 and management is working closely with lenders, investment bankers and others to meet these projected needs. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The report of our independent public accountants on our financial statements for the year ended June 30, 2001 states that our recurring operating losses, reduced working capital, and other factors raise substantial doubt about our ability to continue as a going concern. We believe that our working capital, together with any cash provided by operations, will be adequate to meet our cash requirements working capital through the third quarter of fiscal 2002. Substantial additional capital will be needed in order to fund operations beyond that time.

         Our working capital requirements for future periods depend on numerous factors, including the timing of expenditures related to product development and marketing, the rate at which we expand our staff, and our ability to meet revenue projections, among other items. While we cannot predict the timing or amount of our future expenditures, we believe that we will have sufficient cash on hand to fund our current operations through the third quarter of fiscal 2002, provided we meet our expected revenue targets. Beyond the third fiscal quarter of fiscal 2002, we may require additional financing, which may come from future equity or debt offerings that could result in further dilution to our stockholders. We are currently in the process of attempting to settle with our convertible preferred holder, trade creditors for the restructure of debt, raise additional capital in the next three to six months that will be used to acquire additional companies, build our management team, and provide working capital. The resolution of certain trade claims, debts and the convertible preferred obligation is key to the current restructuring plans of management. Adequate capital may not be available and the lack of such capital could adversely affect our business. In the event our ability to obtain future capital looks doubtful, we will exercise prudent business practices and curtail spending to maximize our remaining resources.

                            Part II Other Information


Item 2. Changes in Securities and Use of Proceeds

         On August 29, 2001 the Company issued 2,000,000 shares of common stock to Wall Street Capital Communications Group, Inc. ("Wall Street") pursuant to a Settlement and Release Agreement entered into between the Company and Fifth Street Capital Corporation, Wall Street Capital Communications Group, Inc. ("Wall Street") and certain principals of these companies, to settle a notice of complaint against the Company for violation of federal and state securities laws, breach of consulting agreements with Wall Street and any claims that the companies and certain principals may have had with respect to each other. The Company was also required to provide piggyback registration rights on the settlement shares. To secure performance of the obligations of the Company pursuant to the settlement agreement, a company officer and director was required to grant to Wall Street a security interest in 2,000,000 shares of common stock of the Company held by such individual. The Company was unable to comply completely with the scheduled payments and, accordingly, Wall Street implemented default rights and sought possession of the 2,000,000 shares of common stock held as security interest.

         During the six months ended December 30, 2001,the preferred stock holder had converted 8 shares of preferred stock plus accrued dividends into 5,899,786 common shares.

Item 3. Defaults upon Senior Securities

         The terms of our Series A preferred stock require us to at all times reserve and keep available authorized and unissued shares of common stock sufficient to cover the conversion of the Series A preferred stock and payment of dividends on the Series A preferred stock. The holders of shares of Series A preferred stock have the right, at the option of the holder, to convert the shares of Series A preferred stock into common stock at a conversion price per share equal to the lesser of (a) $2.50; or (b) 80% of the five-day floating average trading price of our common stock. As a result of the decline in the fair market value our common stock as quoted on the OTCBB, as of December 31, 2001, there were 298 shares of Series A preferred stock outstanding that were convertible into approximately 373,000,000 shares of common stock at a conversion price per share of less than $0.01. We do not have sufficient shares of common stock authorized to cover such conversions. Unless we increase the authorized shares of common stock to a sufficient level, or otherwise successfully settle the obligation with an amendment to this provision of the terms of the Series A preferred stock, the holders of Series A preferred stock have the right to force us to redeem the Series A preferred stock and any shares of common stock issued upon conversion of the Series A preferred stock at a redemption price of 125% of the stated value of the Series A preferred and the market value of the common stock.

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits
         None
(b) Reports on Form 8-K

         Item 5 disclosure filed on January 24,2002 stating that on January 24, 2002, CeleXx Corporation ("Corporation") issued a press release that reported that on January 18, 2002, the Corporation stipulated in open court to the settlement and dismissal of litigation between the Estate of David R. Burke, Sr. and the Corporation. The Corporation also announced changes to its Board of Directors.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  Celexx Corporation





By:    /s/ David C. Langle                 February 18, 2002
      ----------------------------------
           David C. Langle
           Vice President Finance

[Principal Executive Officer and Principal Accounting and Financial Officer]