Form 10QSB
period 2002-03-31
CELEXX CORP
filed 2002-05-21
CIK 1096085

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002

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

As of May 15, 2002, there were outstanding 60,087,995 shares of the Company's common stock, $.001 par value per share.

Transitional Small Business Disclosure Format (check one):
Yes |_| No |X|

                       CELEXX CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                  -unaudited -

                                                                      March 31,
                                                                         2002
                                                                   -------------


                                     ASSETS

CURRENT ASSETS:
      Cash                                                      $        51,499
      Accounts receivable                                               220,325
      Other current assets                                               66,691
                                                                   -------------

TOTAL CURRENT ASSETS                                                    338,515
                                                                   -------------


PROPERTY AND EQUIPMENT, net                                             378,244

NET ASSETS HELD FOR SALE                                              1,005,993

GOODWILL AND OTHER INTANGIBLE ASSETS, net                               862,531

OTHER ASSETS                                                             17,601
                                                                   -------------


                                                                $     2,602,884
                                                                   =============



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

      Accounts payable and accrued expenses                     $     1,449,057
      Notes payable  and advances-related parties                       940,066
      Line of credit - short term portion                                20,142
      Advances from stockholder                                         133,844
      Other liability                                                   384,956
                                                                   -------------

      TOTAL CURRENT LIABILITIES                                       2,928,065
                                                                   -------------


LINE OF CREDIT - long term portion                                      148,376
                                                                   -------------



COMMITMENTS AND CONTINGENCIES                                                 -

STOCKHOLDERS' DEFICIT:
      Preferred stock, $001 par value, 20,000,000 shares authorized;
           298  issued and outstanding                                        -
      Common stock, $.001 par value, 100,000,000 shares authorized;
           56,759,266  shares issued and outstanding                     56,760
      Additional paid-in capital                                     17,742,453
      Unamortized stock compensation                                 (2,372,839)
      Accumulated deficit                                           (15,899,931)
                                                                   -------------

              TOTAL STOCKHOLDERS' DEFICIT                              (473,557)
                                                                   -------------


                                                                $     2,602,884
                                                                   =============

                 See notes to consolidated financial statements

                       CELEXX CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  - unaudited -





                                                   Three Months Ended  Three Months Ended  Nine Months Ended  Nine Months Ended
                                                     March 31, 2002      March 31, 2001      March 31, 2002     March 31, 2001
                                                    ---------------     --------------      --------------     --------------


REVENUES                                            $     250,888  $       545,765  $     1,154,603  $     1,603,858

COST OF REVENUES                                          157,147          337,718          572,230          742,243
                                                   ---------------   --------------   --------------   --------------
GROSS PROFIT                                               93,741          208,047          582,373          861,615

OPERATING EXPENSES
  Selling, general and administrative expense             251,801          675,416          815,815        1,762,787
  Depreciation and amortization  of goodwill ,
       intangibles  and stock compensation                440,629          444,636        1,322,395        1,283,084
                                                   ---------------   --------------   --------------   --------------
                                                          692,430        1,120,052        2,138,210        3,045,871

LOSS FROM CONTINUING OPERATIONS                          (598,689)        (912,005)      (1,555,837)      (2,184,256)

OTHER EXPENSES:
    Interest expense                                      (27,695)         (31,365)         (86,971)         (76,325)
    Other income (expense)                                  1,682           (9,065)           1,682          (16,065)
    Write-down on marketable securities                         -                -                -       (2,675,000)
    Loss on settlement of claim                                 -                -         (105,176)               -
                                                   ---------------   --------------   --------------   --------------
TOTAL OTHER EXPENSES                                      (26,013)         (40,430)        (190,465)      (2,767,390)
                                                   ---------------   --------------   --------------   --------------
NET LOSS FROM CONTINUING OPERATIONS                      (624,702)        (952,435)      (1,746,302)      (4,951,646)

DISCONTINUED OPERATIONS:

   Income(loss) from operations of discontinued segment,
       net of aplicable income taxes                            -          129,175          (25,939)         543,844

   Estimated loss on disposal of discontinued segment, net of
       applicable income taxes                                  -                -       (2,998,135)               -
                                                   ---------------   --------------   --------------   --------------
                                                                -          129,175       (3,024,074)         543,844

NET LOSS                                                 (624,702)        (823,260)      (4,770,376)      (4,407,802)

   Dividends on preferred stock                            44,733           26,250           90,217           52,500
                                                   ---------------   --------------   --------------   --------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS         $     (669,435) $      (849,510) $    (4,860,593) $    (4,460,302)
                                                   ===============   ==============   ==============   ==============
NET LOSS                                           $     (624,702) $      (823,259) $    (4,770,376) $    (4,407,802)

OTHER COMPREHENSIVE LOSS:
  Unrealized holding loss arising during the
   period from marketable securities                            -                -                -         (312,000)
                                                   ---------------   --------------   --------------   --------------
COMPREHENSIVE LOSS                                 $     (624,702) $      (823,259) $    (4,770,376) $    (4,719,802)
                                                   ===============   ==============   ==============   ==============

NET LOSS PER COMMON SHARE - basic
   Continuing operations                           $        (0.01) $         (0.03) $         (0.03) $         (0.20)

   Discontinued operations                                      -             0.00            (0.06)            0.02
                                                   ===============   ==============   ==============   ==============
NET LOSS PER COMMON SHARE - basic                  $        (0.01) $         (0.03) $         (0.09) $         (0.18)
                                                   ===============   ==============   ==============   ==============
WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING - basic                                56,759,266       30,117,035       55,069,643       25,000,863
                                                   ===============   ==============   ==============   ==============


                 See notes to consolidated financial statements

                       CELEXX CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                  - unaudited -



                                                                   Nine Months Ended   Nine Months Ended
                                                                   March 31, 2002       March 31, 2001
                                                                 --------------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                         (4,770,376)   $       (4,407,802)
                                                                 -----------------     -----------------

      Adjustments to reconcile net loss to net cash provided by
         (used in) operations:
             Loss on impairment from discontinued operations
                 held for sale                                          2,706,953                     -
             Amortization and depreciation                              1,156,437               570,222
             Common stock issued for services                             104,000               540,262
             Write-down on marketable securities, available for sale            -             2,675,000

      Changes in assets and liabilities:
         Accounts receivable                                               92,180               (48,692)
         Other current assets                                             (51,154)              (49,974)
         Other assets                                                      (1,001)              (76,000)
         Net assets of discontinued operations held for sale              897,981                22,954
         Accounts payable and accrued expenses                             28,899               372,954
         Deferred revenue                                                       -                53,446
                                                                 -----------------     -----------------
                                                                        4,934,296             4,060,172
                                                                 -----------------     -----------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       163,919              (347,630)
                                                                 -----------------     -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                (53,164)             (112,674)
                                                                 -----------------     -----------------
NET CASH USED IN INVESTING ACTIVIES                                       (53,164)             (112,674)
                                                                 -----------------     -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Sale of common stock                                                      -               235,780
      Line of credit                                                      (84,148)              (42,420)
      Borrowings from related parties                                      (5,000)              115,453
      Decrease in due to related parties                                    6,140               (90,803)
                                                                 -----------------     -----------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       (83,008)              218,010
                                                                 -----------------     -----------------
NET INCREASE (DECREASE) IN CASH                                            27,747              (242,294)

CASH - beginning of period                                                 23,752               242,294
                                                                 -----------------     -----------------
CASH - end of period                                                       51,499    $                -                      $
                                                                 =================     =================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

      Cash paid during the period for interest                  $          60,803    $           10,483
                                                                 =================     =================
      Noncash investing and financing activities:
         Note payable issued in settlement of lawsuit           $          35,000    $                -
                                                                 =================     =================
         Accrued dividends payable on preferred stock           $         128,929    $          210,000
                                                                 =================     =================
        Common stock issued on conversion of
             preferred stock and accrued dividends              $           5,901    $                -
                                                                 =================     =================
         Common stock issued for compensation and services      $               -    $        3,267,199
                                                                 =================     =================
         Stock issued in settlement of lawsuit                  $          52,000    $          675,000
                                                                 =================     =================



                 See notes to consolidated financial statements

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

         In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The results for the three months and nine months ended March 31, 2002 and 2001 are not necessarily indicative of financial information for the full year. For further information, refer to the consolidated financial statements and footnotes included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended June 30, 2001.

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

         On January 18, 2002, the Company stipulated in open court to the settlement and dismissal of litigation between the Estate and the Company that was pending in the Federal District Court for the State of Massachusetts. The litigation related to a Note due the Estate from the purchase of CMI by the Company in April 2000.

         On April 2, 2002, the Company closed the settlement of its pending litigation with the Estate. Pursuant to the settlement, the Estate became the owner of CeleXx's former wholly owned subsidiary, CMI. The settlement provided to CeleXx a promissory note for $42,000, relief of payment for the note due the Estate for $914,000 and the surrender by the Estate of approximately 16 million shares of CeleXx common stock (approximately 28% of the outstanding shares), which CeleXx intends to hold in treasury until the shares are cancelled.

         At December 31, 2001 the carrying value and net assets of CMI offered for sale was deemed to be impaired and, accordingly, was written down to fair value based on the subsequent third party settlement and selling price less costs to sell. The Company reported the results of the operations of CMI and the estimated loss on disposal as discontinued operations. Included in estimated loss on disposal of discontinued operations for the nine month period ended March 31, 2002 is an impairment write-off of unamortized goodwill and intangible assets of $2,706,953, and estimated operating losses from the measurement date to the anticipated disposal date of $165,000, net of applicable income taxes. The Company has incurred $128,000 of disposal costs for the three months ended March 31, 2002.The net carrying value of CMI held for sale has been segregated on the March 31, 2002 Consolidated Balance Sheet. The results of operations for all periods presented have been restated for the discontinued CMI operation.

4. Stockholders' Deficit

         On August 15, 2001 the Company and Fifth Street Capital Corporation, Wall Street Capital Communications Group, Inc. ("Wall Street") and certain principals of these companies, entered into a Settlement and Release Agreement to settle a notice of complaint against the Company for violation of federal and state securities laws, breach of consulting agreements with Wall Street and any claims that the companies and certain principals may have had with respect to each other. The settlement included unconditional releases and was subject to documentation and delivery of all considerations. The settlement provided for, among other things, the issuance of 2,000,000 shares of the Company's restricted common stock to Wall Street and $50,000 in cash, payable in two installments of $15,000 and $35,000 on or before August 23, 2001 and November 15, 2001, respectively. The Company complied with the stock issuance on August 29, 2001 and made partial cash payments. The Company was also required to provide piggyback registration rights on the settlement shares. To secure performance of the obligations of the Company pursuant to the settlement agreement, a company officer and director was required to grant to Wall Street a security interest in 2,000,000 shares of common stock of the Company held by such individual. Since the Company was unable to comply with the scheduled cash payments resulting in a default to the agreement, Wall Street took possession of the 2,000,000 shares of security interest. As of March 31, 2002 the Company owes Wall Street $21,500 of the cash settlement.

         During the nine months ended March 31, 2002, the preferred stock holder had converted 8 shares of preferred stock plus accrued dividends into 5,899,786 common shares. Dividends on the convertible preferred stock accrue daily at the rate of 6% per annum, whether or not earned or declared and whether or not there are profits or other funds of the Company legally available for the payment of dividends. Included in other liabilities is $384,956 of accrued dividends payable as of March 31, 2002. On May 2, 2002 the Company issued additional 2,885,102 common shares to the preferred stock holder for the pending conversion of .0.45 shares of preferred stock plus accrued dividends.

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

         Computer Marketplace, Inc., or CMI, a former wholly owned subsidiary of our company, was the principal business in our former Integrated Solutions Group
(ISG) that performed systems engineering, networking, computer telephony integration, and other large scale network support services. On January 18, 2002, the Company stipulated in open court to the settlement and dismissal of a litigation between the Estate of David R. Burke, Sr.("Estate") and the Company that was pending in the Federal District Court for the District of Massachusetts. On April 2, 2002, the Company closed the settlement of its pending litigation with the Estate. Pursuant to the settlement, the Estate became the owner of CeleXx's former wholly owned subsidiary, CMI. The Company reported the results of the operations of CMI and the estimated loss on disposal as discontinued operations. The net carrying value of CMI held for sale has been segregated on the March 31, 2002 Consolidated Balance Sheet. The results of operations for all periods presented have been restated for the discontinued CMI operation.

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

Results of Operations

Continuing Operations:

         Revenues for the three months ended March 31, 2002 totaled $250,888 compared with $545,765 during the same quarter of 2001, representing a decrease of approximately $295,000 in revenues. Revenues for the nine months ended March 31, 2002 was $ 1,154,603 compared with $1,603,858 during the same quarter of 2001, resulting in a decrease of approximately $449,000 in revenues. The reduction in reported revenues for the quarter and for the nine month period are in great part due to the industry-wide slowdown in demand in the United States for PC and related information technology ("IT") products and services resulting in overall reduction of IT spending, which we believe was exacerbated by the September 11th terrorist attack on the World Trade Center in New York City and subsequent economic recession. Revenues from the sale of e-Learning systems and web-based training solutions also posted a decline when compared to the same period in 2001, as a result of a loss in approximately 30% of revenues from the Learning Management System business. This decline reflects an industry-wide decline and can also be attributed to the general economic slowdown and fall in demand for IT products and services. The lack of a strong consolidated financial position for the Company has also resulted in the loss of several significant potential contracts by its e-Learning division.

         The following table sets forth certain statement of operations data of the Company expressed as a percentage of revenues for the periods indicated:


                                                                   Three Months Ended        Nine Months Ended March
                                                                       March 31,                       31,
                                                              -------------- -------------- ------------- ------------
                                                                  2002           2001           2002         2001
                                                                  ----           ----           ----         ----

     -------------------------------------------------------- -------------- -------------- ------------- ------------
     NET REVENUES                                                 100%           100%           100%         100%
     -------------------------------------------------------- -------------- -------------- ------------- ------------
     Cost of Revenues                                              63             62             46           38
     -------------------------------------------------------- -------------- -------------- ------------- ------------
     Gross Profit                                                  37             38             54           62
     -------------------------------------------------------- -------------- -------------- ------------- ------------
     Selling, general and administrative                           100            124            62           103
     -------------------------------------------------------- -------------- -------------- ------------- ------------
     Depreciation and Amortization of goodwill, intangibles        176            81             98            79
     & stock compensation
     -------------------------------------------------------- -------------- -------------- ------------- ------------
     Total Operating Expenses                                      276            205           160           182
     -------------------------------------------------------- -------------- -------------- ------------- ------------
     OPERATING INCOME (LOSSES)-CONTINUING OPERATIONS              -239           -167           -106         -120
     -------------------------------------------------------- -------------- -------------- ------------- ------------
     Other Income (Expenses)                                       -10            -8            - 18         - 257
     -------------------------------------------------------- -------------- -------------- ------------- ------------
     NET INCOME (LOSS)-CONTINUING OPERATIONS                      -249           -175         -124           - 377
     -------------------------------------------------------- -------------- -------------- ------------- ------------
     NET INCOME (LOSS)-DISCONTINUED OPERATIONS                      -             24            -335          39
     -------------------------------------------------------- -------------- -------------- ------------- ------------
     NET LOSS                                                     -249           -151           -459         -338
     -------------------------------------------------------- -------------- -------------- ------------- ------------

         The cost of revenues decreased to $157,147 during the three-month period ended March 31, 2002 from $337,718 for the same period ended March 31, 2001. For the nine-month period ended March 31, 2002 cost of revenues decreased to $572,230 from $742,243 in the comparable period. Cost of revenues as a percentage of net revenues increased to 63% and 46% for the three and nine-month periods ended March 31, 2002, from 62% and 38% for the three and nine-month periods ended March 31, 2001 due in part to an increase in the cost of certain outsourced services. Correspondingly, the gross profit margins decreased during the three and nine-month periods ended March 31, 2002 to 37% and 54% of net revenues, from 38% and 62% in the comparable periods ended March 31, 2001. This drop in gross margin for the three and nine month periods ended March 31, 2002 results from the decline in service revenues and under-absorption of fixed costs.

         Selling, general and administrative expenses for the quarter and nine months ended March 31, 2002 decreased to $251,801 and $815,815 and 100% and 62% of net revenues, respectively, from $675,416 and $1,762,787, and 124% and 103% of net revenues, respectively, for the corresponding periods in 2001. The decrease resulted in part from lower overall revenues, but to a great extent from reduced operating expenses at our corporate headquarters relating to downsizing of management personnel and reduction of administrative expenditures.

         Included in the results of operations and table above are depreciation and amortization of goodwill, intangibles and stock compensation of $440,629 and $1,322,395, for the quarter and nine months ended March 31, 2002, respectively, compared to $444,636 and $1,283,084 of the corresponding periods ended March 31, 2001. This amortization, amounting to 176% and 98% of net revenues, respectively, for periods ended March 31, 2002, and 81% and 79%, for periods ended March 31, 2001, are non-cash items and reflect primarily the write down of the excess of cost of the acquisition of our subsidiary, Pinneast, over the net tangible book value of the assets of Pinneast at time of acquisition. Total operating expenses for the quarter and nine month period ended March 31, 2002, amounted to $692,430 and $2,138,210, respectively; or 277% and 160% of net revenues for the periods. This compares to $1,120,052 and $3,045,871, respectively, for the corresponding quarter and nine-month periods in 2001, when total operating expenses amounted to 205% and 182% of total revenues. Operating losses from continuing operations as a percentage of revenues fluctuated from 174% and 377% for the quarter and nine months ended March 31, 2001, respectively, to 249% and 124% of net revenues for the quarter and nine months ended March 31, 2002.

          Other expenses, which included interest, miscellaneous income and expense, and the settlement of threatened litigation, amounted to $26,013 and $190,465, respectively, during the quarter and nine-month period ended March 31, 2002, compared to $40,430 and $2,767,390, in the quarter and nine-month periods ended March 31, 2001.

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

         On January 18, 2002, the Company stipulated in open court to the settlement and dismissal of a litigation between the Estate and the Company that was pending in the Federal District Court for the State of Massachusetts. The litigation related to a Note due the Estate from the purchase of CMI by the Company in April 2000.

         On April 2, 2002, the Company closed the settlement of its pending litigation with the Estate. Pursuant to the settlement, the Estate became the owner of CeleXx's former wholly owned subsidiary, CMI. The settlement provided to CeleXx a promissory note for $42,000, relief of payment for the note due the Estate for $914,000 and the surrender by the Estate of approximately 16 million shares of CeleXx common stock (approximately 30% of the outstanding shares), which CeleXx intends to hold in treasury until the shares are cancelled.

         At December 31, 2001 the carrying value and net assets of CMI offered for sale was deemed to be impaired and, accordingly, was written down to fair value based on the foregoing third party settlement and selling price less costs to sell. The Company reported the results of the operations of CMI and the estimated loss on disposal as discontinued operations. The net carrying value of CMI held for sale has been segregated on the March 31, 2002 Consolidated Balance Sheet. The results of operations for all periods presented have been restated for the discontinued CMI operation.

         The loss from operations of discontinued segment for the quarter and nine-months ended March 31, 2002 before providing for the estimated loss on disposal of discontinued segment, was $-0- and $25,939, respectively, compared with net income from discontinued segment of $129,175 and $543,844 in the corresponding quarter and nine-month periods for 2001. The aggregate loss attributable to the discontinued CMI operations in quarter and nine-month period ended March 31, 2002, including the estimated loss on disposition, was $-0- and $3,024,074, respectively (see Note 3 of the financial statements).

         Including the results of discontinued operations, aggregate net loss decreased $198,558 and increased $362,574,or -24%% and +8%, to $624,702 and
$4,770,376 for the quarter and nine-months ended March 31, 2002; compared with $823,259 and $4,407,802, in 2001. The net loss per common share decreased from $(0.03) for the quarter ended March 31, 2001 to $(0.01) in the quarter ended March 31 2002, resulting in an increase of $.02 per share. Net loss per common share for the nine-months ended March 31, 2002 was $(0.09), representing a decrease of $0.09 over the nine-month period ended March 31, 2001. The primary factors affecting the aforementioned changes was the impairment write-off of unamortized goodwill and intangible assets of $2,706,953, estimated operating losses from the measurement date to the anticipated disposal date of $165,000 from the recognition of CMI operations as discontinued operations and, the effect on loss per common share as the result of our company issuing additional shares of common stock primarily in the third and fourth quarters of fiscal year ended June 30, 2001, principally on the 14.7 million contingent shares issued pursuant to the acquisitions of CMI and Pinneast.

Liquidity and Capital Resources
         We historically have satisfied our operating cash requirements primarily through cash flow from operations, from borrowings from shareholders and from a revolving line of credit from asset based lenders. At March 31, 2002, we had $51,499 in cash on hand and in bank accounts, compared to $ -0- on March 31, 2001.

         Cash provided by operating activities, which includes cash inflows related to discontinued operations, for the nine months ended March 31, 2002 of $163,919 exceeded cash used in financing activities and investing activities amounting to $136,172, resulting in a $27,747 increase in cash. Net cash provided by operations was primarily due to the increase in net assets of discontinued operations held for sale.

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

         On April 6, 2001, we received a two year financing agreement for a $3 million secured Revolving Credit Line ("Credit Line") for our previously owned subsidiary, Computer Marketplace, Inc. (CMI) maturing in May 2003 from Rosenthal & Rosenthal, Inc. ("Rosenthal"). Availability under the Credit Line was based on a formula of eligible accounts receivable and inventory. As a result of the potential litigation between the Estate of David R. Burke, Sr. (the "Estate"), a former principal officer and shareholder of the Company, against the Company, Rosenthal in January 2002 subsequently provided notice of their termination of borrowing line to CMI and proceeded to collect on their balance and satisfied their obligation

         On January 14, 2002, the Estate filed suit against the Company, accelerating the payment of a Note due the Estate for approximately $914,000, plus interest, legal fees and associated costs. The Estate also sought foreclosure on all CMI common stock, which was pledged as collateral for the Note, for sale by the Estate for the purpose of satisfying the Company's obligations under the Note. The Company did not have the ability to repay the Note without a financing or a disposition of certain assets.

         On January 18, 2002, the Company stipulated in open court to the settlement and dismissal of a litigation between the Estate of David R. Burke, Sr. and the Company that was pending in the Federal District Court for the State of Massachusetts. The litigation related to a Note due the Estate from the purchase of CMI by the Company in April 2000.

         On April 2, 2002, the Company closed the settlement of its pending litigation with the Estate. Pursuant to the settlement, the Estate became the owner of CeleXx's former wholly owned subsidiary, CMI. The settlement provided to CeleXx a promissory note for $42,000, relief of payment for the note due the Estate for $914,000 and the surrender by the Estate of approximately 16 million shares of CeleXx common stock (approximately 28% of the outstanding shares), which CeleXx intends to hold in treasury until the shares are cancelled

         We currently have no commitments for additional financing, and we cannot be sure that any additional financing would be available in a timely manner, on terms acceptable to us, or at all. Further, any additional equity financing could reduce ownership of existing stockholders and any borrowed money could involve restrictions on future capital raising activities and other financial and operational matters. If we were unable to obtain additional financing as needed, we could be required to reduce our operations or any anticipated expansion, which could hurt us financially. Consideration is also given to the sale of some of the company's assets as a means of securing additional funds, if the Company is unable to obtain financing from conventional lenders.

         We believe that we will require additional cash infusions to meet our projected working capital, strategic acquisitions and other cash requirements in our current fiscal year ending June 30, 2002 and management is working closely with lenders, investment bankers and others to meet these projected needs. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The report of our independent public accountants on our financial statements for the year ended June 30, 2001 states that our recurring operating losses, reduced working capital, and other factors raise substantial doubt about our ability to continue as a going concern.
The Company's financial position at March 31, 2002 reflects a negitive working capital of appoximately $2.5 million. This working capital situration will be improved with the relief of payment for the note due the Estate for $914,000 as dicussed above, however the Company continues to be under a sever cash shortage. Current working capital requirements, primarily from the Company's corporate headquarters, are not adequate to meet its current requirements, without delving further in the subsidiary's available cash funds and impairing its continued operations. Substantial additional capital will be needed in order to fund future operations.

         Our working capital requirements for future periods depend on numerous factors, including the timing of expenditures related to product development and marketing, the rate at which we expand our staff, and our ability to meet revenue projections, among other items. While we cannot predict the timing or amount of our future expenditures, we will still require additional cash to fund our current operations through the end of fiscal 2002, provided we meet our expected revenue targets. Beyond the end of fiscal 2002, we may require additional financing, which may come from future equity or debt offerings that could result in further dilution to our stockholders. We are currently in the process of attempting to settle with our convertible preferred holder, trade creditors for the restructure of debt, raise additional capital in the next three to nine months that will be used to acquire additional companies, seek other business opportunities, build our management team, and provide working capital. The resolution of certain trade claims, debts and the convertible preferred obligation is key to the current restructuring plans of management. Adequate capital may not be available and the lack of such capital could adversely affect our business. In the event our ability to obtain future capital looks doubtful, we will curtail further spending to maximize our remaining resources and/or give consideration to the sale of some of the company's assets as a means of securing additional funds.

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

         During the nine months ended March 31, 2002, the preferred stock holder had converted 8 shares of preferred stock plus accrued dividends into 5,899,786 common shares.

Item 3. Defaults upon Senior Securities

         The terms of our Series A preferred stock require us to at all times reserve and keep available authorized and unissued shares of common stock sufficient to cover the conversion of the Series A preferred stock and payment of dividends on the Series A preferred stock. The holders of shares of Series A preferred stock have the right, at the option of the holder, to convert the shares of Series A preferred stock into common stock at a conversion price per share equal to the lesser of (a) $2.50; or (b) 80% of the five-day floating average trading price of our common stock. As a result of the decline in the fair market value our common stock as quoted on the OTCBB, as of March 31, 2002, there were 298 shares of Series A preferred stock outstanding that were convertible into approximately 373,000,000 shares of common stock at a conversion price per share of less than $0.01. We currently do not have sufficient shares of common stock authorized to cover such conversions. Unless we increase the authorized shares of common stock to a sufficient level, or otherwise successfully settle the obligation with an amendment to this provision of the terms of the Series A preferred stock, the holders of Series A preferred stock will have the right to force us to redeem the Series A preferred stock and any shares of common stock issued upon conversion of the Series A preferred stock at a redemption price of 125% of the stated value of the Series A preferred and the market value of the common stock.

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits
         None
(b) Reports on Form 8-K

    1. Item 5 disclosure filed on January 24, 2002 stating that on January 24, 2002, CeleXx Corporation ("Corporation") issued a press release that reported that on January 18, 2002, the Corporation stipulated in open court to the settlement and dismissal of litigation between the Estate of David R. Burke, Sr. and the Corporation. The Corporation also announced changes to its Board of Directors.

    2. Item 5 disclosure filed on April 23, 2002 stating that on April 2, 2002, the Registrant completed the disposition of its wholly-owned subsidiary, Computer Marketplace, Inc. ("CMI"). The disposition was made in settlement of the pending litigation between CeleXx
          Corporation and the Estate of David R. Burke, Sr., which was previously reported on January 24, 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  Celexx Corporation





By:    /s/ David C. Langle                 May 17, 2002
      ----------------------------------
           David C. Langle
           Chief Financial Officer and Vice President Finance

[Principal Executive Officer and Principal Accounting and Financial Officer]